Form 10-Q
period 2022-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2022-05-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 38,213,868 shares of common stock, par value $0.0001 per share, as of April 30, 2022.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the potential impacts of the coronavirus pandemic (COVID-19) on our business, financial condition, and results of operations, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K), as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

March 31, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,208	$1,036
Accounts receivable, net of allowances of $9,141 in 2022 and $6,881 in 2021	677,432	493,910
Prepaid expenses	7,689	7,648
Insurance recovery receivable	5,336	5,041
Other current assets	641	638
Total current assets	692,306	508,273
Property and equipment, net of accumulated depreciation of $18,092 in 2022 and $17,729 in 2021	16,706	15,833
Operating lease right-of-use assets	5,447	7,488
Goodwill	119,490	119,490
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	40,543	42,344
Non-current deferred tax assets	9,117	11,525
Other non-current assets	26,925	21,956
Total assets	$916,434	$732,809

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$164,224	$109,753
Accrued compensation and benefits	74,733	65,580
Current portion of debt	1,750	4,176
Operating lease liabilities - current	4,026	4,090
Income tax payable	29,140	7,307
Current portion of earnout liability	8,250	7,500
Other current liabilities	1,122	1,364
Total current liabilities	283,245	199,770
Long-term debt, less current portion	218,475	176,366
Operating lease liabilities - non-current	9,704	10,853
Non-current deferred tax liabilities	207	190
Long-term accrued claims	26,443	25,314
Non-current earnout liability	8,250	9,000
Other long-term liabilities	14,037	13,788
Total liabilities	560,361	435,281

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	318,125	321,552
Accumulated other comprehensive loss	(1,304)	(1,293)
Retained earnings (accumulated deficit)	39,248	(22,735)
Total stockholders' equity	356,073	297,528
Total liabilities and stockholders' equity	$916,434	$732,809

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenue from services	$788,732	$329,241
Operating expenses:
Direct operating expenses	613,938	257,776
Selling, general and administrative expenses	76,813	46,327
Bad debt expense	2,369	504
Depreciation and amortization	2,719	2,253
Acquisition and integration-related costs	40	—
Restructuring costs	480	1,238
Impairment charges	1,741	149
Total operating expenses	698,100	308,247
Income from operations	90,632	20,994
Other expenses (income):
Interest expense	3,521	671
Other income, net	(8)	(37)
Income before income taxes	87,119	20,360
Income tax expense	25,136	912
Net income attributable to common stockholders	$61,983	$19,448

Other comprehensive income:
Unrealized foreign currency translation loss	(11)	(6)
Comprehensive income	$61,972	$19,442

Net income per share attributable to common stockholders - Basic	$1.67	$0.54

Net income per share attributable to common stockholders - Diluted	$1.63	$0.53

Weighted average common shares outstanding:
Basic	37,028	36,181
Diluted	37,973	37,034

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2022 and 2021
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$—	$297,528
Vesting of restricted stock	419	—	(5,028)	—	—	—	(5,028)
Equity compensation	—	—	1,601	—	—	—	1,601
Foreign currency translation adjustment, net of taxes	—	—	—	(11)	—	—	(11)
Net income	—	—	—	—	61,983	—	61,983
Balances at March 31, 2022	37,443	$4	$318,125	$(1,304)	$39,248	$—	$356,073

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Accumulated Deficit	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909
Vesting of restricted stock	318	—	(2,026)	—	—	—	(2,026)
Equity compensation	—	—	1,349	—	—	—	1,349
Foreign currency translation adjustment, net of taxes	—	—	—	(6)	—	—	(6)
Net income	—	—	—	—	19,448	—	19,448
Balances at March 31, 2021	36,495	$4	$309,711	$(1,286)	$(135,289)	$534	$173,674

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities
Consolidated net income	$61,983	$19,448
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,719	2,253
Provision for allowances	3,179	1,095
Deferred income tax expense	2,428	266
Non-cash lease expense	567	622
Impairment charges	1,741	149
Equity compensation	1,601	1,349
Other non-cash costs	446	214
Changes in operating assets and liabilities:
Accounts receivable	(186,701)	(76,581)
Prepaid expenses and other assets	(557)	568
Income taxes	22,050	617
Accounts payable and accrued expenses	62,979	26,507
Operating lease liabilities	(1,273)	(1,115)
Other	(200)	(319)
Net cash used in operating activities	(29,038)	(24,927)

Cash flows from investing activities
Purchases of property and equipment	(2,096)	(1,186)
Net cash used in investing activities	(2,096)	(1,186)

Cash flows from financing activities
Principal payments on term loan	(437)	—
Debt issuance costs	(3,092)	(150)
Borrowings under Senior Secured Asset-Based revolving credit facility	415,176	148,016
Repayments on Senior Secured Asset-Based revolving credit facility	(372,874)	(105,400)
Cash paid for shares withheld for taxes	(5,028)	(2,026)
Principal payments on note payable	(2,426)	(2,425)
Other	(11)	(11)
Net cash provided by financing activities	31,308	38,004

Effect of exchange rate changes on cash	(2)	(3)
Change in cash and cash equivalents	172	11,888
Cash and cash equivalents at beginning of period	1,036	1,600
Cash and cash equivalents at end of period	$1,208	$13,488

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2022 (2021 Form 10-K). The December 31, 2021 condensed consolidated balance sheet included herein was derived from the December 31, 2021 audited consolidated balance sheet included in the 2021 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. See the condensed consolidated statements of cash flows.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the global COVID-19 (COVID) pandemic using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) revenue recognition; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies; and (viii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates, including management's expectations at the time regarding the duration, scope and severity of the pandemic, as well as other factors, could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

COVID

The Company prioritizes the mental health and well-being of its employees, especially in response to the COVID pandemic. While operating primarily through a remote workforce, the Company's offices remain open with stringent safety guidelines and procedures in place. Business travel, including visits to healthcare clients, continues to be somewhat limited at the request of the Company's clients who are continuing to cope with the pandemic twenty-four hours a day/seven days a week.

During the first quarter of 2022, average bill rates rose slightly as the Company continued to experience higher demand across a wide range of specialties. Investments in people and technology, along with other improvements the Company has made during the pandemic, have allowed it to quickly respond to high demand levels that it is continuing to see across a wide range of specialties, including operating room, emergency room, pediatrics, labor and delivery, and medical and surgical services, not all of which are directly related to COVID needs.

Throughout the pandemic, the Company worked collaboratively with clients on adjusting bill rates in order to adapt to the rapidly changing market conditions. One of the Company's core values is to act ethically and responsibly, and it has been especially important during this pandemic to be transparent and build trust with its clients to re-enforce long-lasting relationships as both demand and bill rates increased to unprecedented levels.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at March 31, 2022 and December 31, 2021 totaled $249.7 million and $140.0 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2022	2021
	(amounts in thousands)
Balance at January 1	$6,087	$3,416
Bad Debt Expense	2,369	504
Write-Offs, net of Recoveries	(365)	(699)
Balance at March 31	$8,091	$3,221

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of March 31, 2022 and December 31, 2021 was $1.1 million and $0.8 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2022 and 2021, or the accounts receivable balance as of March 31, 2022 and December 31, 2021.

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

Reconciliation of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2022	$160	$2,423
Charged to restructuring costs (a)	—	389
Payments and adjustments	(160)	(192)
Balance at March 31, 2022	$—	$2,620
________________
(a) Restructuring costs in the condensed consolidated statements of operations for the three months ended March 31, 2022 include an immaterial amount of ongoing lease costs related to the Company's strategic reduction in its real estate footprint, which are included as operating lease liabilities - current and non-current in our condensed consolidated balance sheets. Other costs were immaterial for the three months ended March 31, 2022.

3.    REVENUE RECOGNITION
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended March 31, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$749,447	$22,104	$771,551
Other Services	16,133	1,048	17,181
Total	$765,580	$23,152	$788,732

	Three Months ended March 31, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$305,975	$15,406	$321,381
Other Services	7,033	827	7,860
Total	$313,008	$16,233	$329,241
See Note 12 - Segment Data.

4.    ACQUISITIONS

Selected

On December 16, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Selected, Inc. (Selected) for a purchase price of $3.5 million in cash, subject to adjustment, and $1.5 million in shares (or 59,429 shares) of the Company's common stock. The transaction was treated as a purchase of assets for income tax purposes. As of March 31, 2022, the acquisition has not been fully integrated.

The sellers are also eligible to receive up to an additional $1.5 million in earnout cash consideration, based on Selected's revenues for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. See Note 10 - Fair Value Measurements.

The acquisition was not significant and has been accounted for using the acquisition method of accounting. The Company has not completed its valuation of assets acquired and liabilities assumed. Any necessary adjustments will be finalized within one year from the date of acquisition. As a result, $6.5 million has been recorded as goodwill on the Company's condensed consolidated balance sheets. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets. Associated acquisition-related costs incurred have been included in acquisition and integration-related costs on the Company's condensed consolidated statements of operations for the three months ended March 31, 2022.

Cross Country Workforce Solutions Group (CCWSG)

On June 8, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. (WSG) for a purchase price of $25.0 million in cash and $5.0 million in shares (or 307,730 shares) of the Company's common stock. The parties agreed to a final net working capital reduction of $1.1 million which was received in the fourth quarter of 2021.The transaction was treated as a purchase of assets for income tax purposes.

The sellers are also eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. The current portion of the liability of $7.5 million is included in current portion of earnout liability and the non-current portion of $7.5 million is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

The following table summarizes the fair value of the assets acquired and liabilities assumed on June 8, 2021:

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

The remaining excess purchase price over the fair value of net assets acquired of $22.1 million was recorded as goodwill on the Company's condensed consolidated balance sheets. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

The acquisition was not significant and has been accounted for using the acquisition method of accounting. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisition, was not significant.

Mediscan

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of the Mediscan acquisition, payable in three installments. The first two installments of $2.4 million each were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third and final installment of $2.6 million, including interest, was paid in the first quarter of 2022.

5.    COMPREHENSIVE INCOME

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.4 million at March 31, 2022 and $1.3 million at December 31, 2021.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2022	2021
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$61,983	$19,448

Denominator:
Weighted average common shares - Basic	37,028	36,181
Effect of diluted shares:
Share-based awards	945	853
Weighted average common shares - Diluted	37,973	37,034

Net income per share attributable to common stockholders - Basic	$1.67	$0.54

Net income per share attributable to common stockholders - Diluted	$1.63	$0.53

For the three months ended March 31, 2021, there were 4,276 share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for that period. There were no such share-based awards for the three months ended March 31, 2022.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$30,530	$19,138	$11,392	$30,530	$18,375	$12,155
Customer relationships	47,738	18,603	29,135	47,738	17,581	30,157
Non-compete agreements	304	288	16	304	272	32
Other intangible assets, net	$78,572	$38,029	$40,543	$78,572	$36,228	$42,344
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of March 31, 2022, estimated annual amortization expense is as follows:

(amounts in thousands)
Years Ending December 31:
2022	$5,374
2023	7,117
2024	6,479
2025	5,921
2026	4,751
Thereafter	10,901
$40,543

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

As of March 31, 2022, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company's current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of March 31, 2022 will prove to be accurate predictions of future performance.

As of March 31, 2022, goodwill by reporting segment was: $116.7 million for Nurse and Allied Staffing and $2.8 million for Physician Staffing, for a total of $119.5 million. Goodwill includes amounts acquired from the acquisitions of WSG and Selected, calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. See Note 4 - Acquisitions. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired or liabilities assumed, with a corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments would be recorded to earnings.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. As of March 31, 2022, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable. During the three months ended March 31, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.

8.    DEBT

The Company's long-term debt consists of the following:

	March 31, 2022		December 31, 2021
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 6.50% at March 31, 2022 and December 31, 2021	$173,875	$(5,151)	$174,312	$(5,396)
Senior Secured Asset-Based Loan, interest of 1.88% and 1.60% at March 31, 2022 and December 31, 2021, respectively	51,501	(3,990)	9,200	(991)
Note Payable, interest of 2.00% per annum at December 31, 2021	—	—	2,426	—
Total debt	225,376	(9,141)	185,938	(6,387)
Less current portion - note payable	—	—	2,426	—
Less current portion - term loan	1,750	—	1,750	—
Long-term debt	$223,626	$(9,141)	$181,762	$(6,387)

As of March 31, 2022 and December 31, 2021, the current portion of the term loan is included in current portion of debt on the condensed consolidated balance sheets. In addition, the current portion of the note payable as of December 31, 2021 is included in current portion of debt on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the condensed consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt, net of current portion on the condensed consolidated balance sheets herein.
As of March 31, 2022, the aggregate schedule for maturities of debt are as follows:

	Term Loan	Senior Secured Asset-Based Loan
	(amounts in thousands)
Through Years Ending December 31:
2022	$1,312	$—
2023	1,750	—
2024	1,750	—
2025	1,750	—
2026	1,750	—
Thereafter	165,563	51,501
Total	$173,875	$51,501
2021 Term Loan Credit Agreement
On June 8, 2021, the Company entered into a Term Loan Credit Agreement (Term Loan Agreement) with certain lenders identified therein (collectively, the Lenders) and Wilmington Trust, National Association as administrative agent and collateral agent, pursuant to which the Lenders extended to the Company a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisitions), with the remainder used to pay down a portion of the asset based credit facility. Fees paid in connection with the Term Loan Agreement have been included as debt issuance costs and as a reduction to the carrying amount of the term loan and are expected to be amortized to interest expense over the term of the Term Loan Agreement.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of March 31, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.
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

The term loan is secured by a second-priority security interest in the collateral as defined in the ABL Credit Agreement (Loan Agreement) (as described below), and Wells Fargo Bank, National Association as agent, as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, and Fifth Amendment to the Loan Agreement (as described below). The lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders are set forth in the Intercreditor Agreement, by and among Wells Fargo Bank, National Association, as first lien agent, and Wilmington Trust, National Association, as second lien agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time in accordance with the terms thereof dated June 8, 2021 (Intercreditor Agreement).
2019 Loan Agreement
Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 and entered into a Loan Agreement, by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo, PNC Bank N.A., as well as other Lenders (as defined) from time to time parties thereto. The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
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
On March 21, 2022, the Company amended its Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or Base Rate, at the election of the borrowers, plus an applicable margin. The applicable margin will increase 10 basis points due to the credit spread associated with the transition to SOFR.

These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the Loan Agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At March 31, 2022, borrowing base availability under the ABL was $300.0 million and the Company had $51.5 million of borrowings drawn, as well as $17.5 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $231.0 million of excess availability.
As of March 31, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of March 31, 2022. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.
Note Payable
In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three installments. The first two installments of $2.4 million each were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third and final installment of $2.6 million, including interest, was paid in the first quarter of 2022.

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

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.5 million for the three months ended March 31, 2022. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the three months ended March 31, 2022, the Company wrote off an immaterial amount of leasehold improvements and other property and equipment related to these locations. The Company did not record any lease-related impairment charges for the three months ended March 31, 2021. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2022	December 31, 2021
	(amounts in thousands)
Operating lease right-of-use assets	$5,447	$7,488
Operating lease liabilities - current	$4,026	$4,090
Operating lease liabilities - non-current	$9,704	$10,853

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term	3.2 years	3.4 years
Weighted average discount rate	6.41%	6.39%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of March 31, 2022:

(amounts in thousands)
Years Ending December 31:
2022	$3,499
2023	4,998
2024	3,956
2025	2,759
Total minimum lease payments	15,212
Less: amount of lease payments representing interest	(1,482)
Present value of future minimum lease payments	13,730
Less: operating lease liabilities - current	(4,026)
Operating lease liabilities - non-current	$9,704

Other Information

The table below provides information regarding supplemental cash flows:

	Three Months Ended
	March 31,
	2022	2021
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,383	$1,637
Right-of-use assets acquired under operating lease	$—	$—

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$802	$914
Short-term lease expense	$1,144	$849
Variable and other lease costs	$757	$468

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of March 31, 2022, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	March 31, 2022	December 31, 2021
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$1,305	$1,398
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,450	$2,457

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The three months ended March 31, 2022 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated. Accordingly, as of March 31, 2022, these assets were recorded at fair value using Level 3 inputs. See Note 9 - Leases for more information about these fair value measurements.

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

(i) The Company paid the third and final installment on its note payable in the first quarter of 2022. Due to its relatively short-term nature, the carrying value of the note payable approximated its fair value. (ii) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (iii) The estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iv) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and is included in current portion of earnout liability and non-current earnout liability on the condensed consolidated balance sheets. (v) Potential earnout payments related to the Selected acquisition are contingent upon meeting certain performance requirements based on 2022 and 2023 revenues. The earnout liability's carrying amount approximates fair value and is included in current portion of earnout liability and non-current earnout liability on the condensed consolidated balance sheets.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(amounts in thousands)
Financial Liabilities:
(Level 2)
Note Payable	$—	$—	$2,426	$2,426
Senior Secured Asset-Based Loan	$51,501	$51,501	$9,200	$9,200
Term Loan, net	$173,875	$174,387	$174,312	$174,845
Earnout Liability (WSG)	$15,000	$15,000	$15,000	$15,000
Earnout Liability (Selected)	$1,500	$1,500	$1,500	$1,500

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

During the three months ended March 31, 2022 and 2021, the Company did not repurchase any shares of its common stock. As of March 31, 2022, the Company has 510,004 shares of common stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Loan Agreement and Term Loan Agreement.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the three months ended March 31, 2022:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2022	1,039,455	$9.75	522,166	$8.64
Granted	215,006	$21.67	154,952	$18.99
Vested	(481,231)	$8.30	(170,278)	$7.03
Forfeited	—	$—	—	$—
Unvested restricted stock awards, March 31, 2022	773,230	$13.97	506,840	$12.34

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

Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. During the first quarter of 2022, the Company's Compensation Committee of the Board of Directors approved a 120% level of attainment for the 2019 performance-based share awards, resulting in the issuance of 170,278 performance shares that vested on March 31, 2022.

During the three months ended March 31, 2022, $1.6 million was included in selling, general and administrative expenses related to share-based payments, and a net of 419,500 shares of common stock were issued upon the vesting of restricted and performance stock.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$765,580	$313,008
Physician Staffing	23,152	16,233
	$788,732	$329,241

Contribution income:
Nurse and Allied Staffing	$110,101	$37,417
Physician Staffing	1,765	1,428
	111,866	38,845

Corporate overhead (a)	16,254	14,211
Depreciation and amortization	2,719	2,253
Acquisition and integration-related costs	40	—
Restructuring costs	480	1,238
Impairment charges	1,741	149
Income from operations	$90,632	$20,994
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of March 31, 2022 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three-month period ended March 31, 2022, the Company calculated its effective tax rate estimating its annual effective tax rate as opposed to the quarter ended March 31, 2021, whereby the Company calculated its effective tax rate based on year-to-date results. The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 28.9% and 4.5%, respectively, including the impact of discrete items. Excluding discrete items, the Company's effective tax rate for the three months ended March 31, 2022 and 2021 was 30.0% and 4.5%, respectively. The effective tax rate for the first quarter of 2022 was primarily impacted by federal and state taxes. Income tax expense for the three months ended March 31, 2021 was primarily impacted by international and state taxes as a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets.

During the fourth quarter of 2021, the Company concluded that it was more likely than not that a benefit from a substantial portion of its United States federal and state deferred tax assets would be realized and released the majority of its valuation allowance. As of March 31, 2022 and December 31, 2021, the Company had an immaterial amount of valuation allowance on its deferred tax assets related to state net operating losses not expected to be realized before expiration.

As of March 31, 2022, the Company had approximately $9.2 million of unrecognized tax benefits included in other long-term liabilities, $9.4 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the three months ended March 31, 2022, the Company had net increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years 2012 through 2021 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three months ended March 31, 2022 and 2021, the Company incurred an immaterial amount in expenses. The Company had an immaterial payable balance at March 31, 2022 and December 31, 2021.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was immaterial for the three months ended March 31, 2022. The Company had no revenue related to these transactions for the three months ended March 31, 2021. Accounts receivable due from these entities was an immaterial amount at March 31, 2022 and December 31, 2021.

As a result of the WSG acquisition on June 8, 2021, the Company continues to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, and currently a business unit president with the Company, is an agent of the lessor. The lease term is from January 1, 2020 through December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the three months ended March 31, 2022, and had an immaterial payable balance at March 31, 2022 and no payable balance at December 31, 2021.

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three equal installments. The payees of the note are controlled by an employee of the sellers who remained with the Company. The third and final installment of $2.6 million, including interest, was paid in the first quarter of 2022.

16.    RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our 2021 Form 10-K (including Part I, Item 1A, "Risk Factors"), our financial statements and the accompanying notes to our financial statements, as well as the Risk Factors contained herein.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single- and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions.

Our workforce solutions include managed service programs (MSPs), recruitment process outsourcing (RPO), project management, and other outsourcing and consultative services as described in Item 1. “Business” in our 2021 Form 10-K. By utilizing the solutions we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program, closely aligned with our core values to create a better future for our people, communities, and our stockholders.

The operating results of our business segments are regularly reviewed by the chief operating decision maker.

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 97% of our total revenue in the first quarter of 2022. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to clients such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, RPO, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 3% of our total revenue in the first quarter of 2022. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended March 31, 2022, revenue from services increased 140% year-over-year to $788.7 million, due to continued growth in both our Nurse and Allied Staffing and our Physician Staffing segments. The majority of this growth was driven by an increasing number of professionals on assignment. Revenue increased 23% sequentially, with a relatively small impact coming from bill rates. As a result of our investment in people and technology, we expanded the number of professionals on assignment, with a majority due solely to organic growth, thereby significantly improving our operating leverage. Throughout the pandemic, we worked collaboratively with clients on adjusting bill rates in order to adapt to the rapidly changing market conditions. Net income attributable to common stockholders in the first quarter of 2022 was $62.0 million, as compared to $19.4 million in the prior year.

For the second quarter of 2022, average travel bill rates are anticipated to experience a low double-digit decline sequentially. While demand has retreated from the peak of the first quarter, the growing supply and demand imbalance is still supporting higher rates. We expect continued sequential growth in headcount and professionals on assignment across all lines of business. Looking beyond the second quarter, we anticipate further market share gains despite potential headwinds from changing bill rates or demand from certain specialties. We remain committed to investing in our people and our tech enabled digital platform by doubling our IT project budget for 2022, versus 2021.

On March 21, 2022, we amended the ABL Credit Agreement (Loan Agreement) (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million and extended the credit facility for an additional five years.

For the three months ended March 31, 2022, cash flow used in operating activities was $29.0 million, with net borrowings of $42.3 million on our senior-secured asset-based credit facility (ABL), and an increase in working capital stemming from the strong sequential growth in our business. As of March 31, 2022, we had $1.2 million of cash and cash equivalents, with a principal balance of $173.9 million outstanding on our term loan. Borrowing base availability under the ABL was $300.0 million, with $51.5 million of borrowings drawn under our ABL, and $17.5 million of undrawn letters of credit outstanding, leaving $231.0 million of excess availability.

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

	Three Months Ended
	March 31,
	2022	2021
Revenue from services	100.0%	100.0%
Direct operating expenses	77.8	78.3
Selling, general and administrative expenses	9.7	14.1
Bad debt expense	0.3	0.1
Depreciation and amortization	0.4	0.7
Restructuring costs	0.1	0.4
Impairment charges	0.2	—
Income from operations	11.5	6.4
Interest expense	0.4	0.2
Income before income taxes	11.1	6.2
Income tax expense	3.2	0.3
Net income attributable to common stockholders	7.9%	5.9%

Comparison of Results for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2022	2021	$	%
	(Amounts in thousands)
Revenue from services	$788,732	$329,241	$459,491	139.6%
Direct operating expenses	613,938	257,776	356,162	138.2%
Selling, general and administrative expenses	76,813	46,327	30,486	65.8%
Bad debt expense	2,369	504	1,865	370.0%
Depreciation and amortization	2,719	2,253	466	20.7%
Acquisition and integration-related costs	40	—	40	100.0%
Restructuring costs	480	1,238	(758)	(61.2)%
Impairment charges	1,741	149	1,592	NM
Income from operations	90,632	20,994	69,638	331.7%
Interest expense	3,521	671	2,850	424.7%
Other income, net	(8)	(37)	29	78.4%
Income before income taxes	87,119	20,360	66,759	327.9%
Income tax expense	25,136	912	24,224	NM
Net income attributable to common stockholders	$61,983	$19,448	$42,535	218.7%
NM - Not meaningful

Revenue from services

Revenue from services increased 139.6% to $788.7 million for the three months ended March 31, 2022, as compared to $329.2 million for the three months ended March 31, 2021, due to strong performance in both our Nurse and Allied and Physician Staffing segments, both resulting from an increase in volume, and higher bill rates in Nurse and Allied. The increase in bill rates is a result of the continued high level of demand for our services due to the overall tight supply for clinicians and professionals. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $356.2 million, or 138.2%, to $613.9 million for the three months ended March 31, 2022, as compared to $257.8 million for the three months ended March 31, 2021, as a result of revenue increases. As a percentage of total revenue, direct operating expenses decreased to 77.8% compared to 78.3% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 65.8% to $76.8 million for the three months ended March 31, 2022, as compared to $46.3 million for the three months ended March 31, 2021, primarily due to increases in compensation and benefit expense, as well as marketing and consulting expense and computer subscription fees, partially offset by decreases in legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 9.7% for the three months ended March 31, 2022, as compared to 14.1% for the three months ended March 31, 2021.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2022 was $2.7 million, as compared to $2.3 million for the three months ended March 31, 2021. The increase is primarily due to the additional amortization of other intangible assets from the Workforce Solutions Group (WSG) acquisition. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.4% for the three months ended March 31, 2022 and 0.7% for the three months ended March 31, 2021.

Restructuring costs

Restructuring costs for the three months ended March 31, 2022 were primarily comprised of ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $0.5 million. Restructuring costs for the three months ended March 31, 2021 were primarily comprised of employee termination costs and ongoing lease costs related to office closures.

Impairment charges

Non-cash impairment charges totaled $1.7 million for the three months ended March 31, 2022 and related to real estate restructuring activities. For the three months ended March 31, 2021, non-cash impairment charges related to the write-off of a discontinued software development project. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $3.5 million for the three months ended March 31, 2022, as compared to $0.7 million for the three months ended March 31, 2021, due to higher average borrowings and a higher effective interest rate. The effective interest rate on our borrowings was 6.4% and 2.9% for the three months ended March 31, 2022 and 2021, respectively.

Income tax expense

Income tax expense totaled $25.1 million for the three months ended March 31, 2022, compared to $0.9 million for the three months ended March 31, 2021. The effective tax rate for the first quarter of 2022 was primarily impacted by federal and state taxes. Income tax expense for the three months ended March 31, 2021 was primarily impacted by international and state taxes as a result of the valuation allowance on substantially all of our domestic deferred tax assets. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$765,580	$313,008
Physician Staffing	23,152	16,233
	$788,732	$329,241

Contribution income:
Nurse and Allied Staffing	$110,101	$37,417
Physician Staffing	1,765	1,428
	111,866	38,845

Corporate overhead	16,254	14,211
Depreciation and amortization	2,719	2,253
Acquisition and integration-related costs	40	—
Restructuring costs	480	1,238
Impairment charges	1,741	149
Income from operations	$90,632	$20,994

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2022	2021	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	13,454	6,614	6,840	103.4%
Average Nurse and Allied Staffing revenue per FTE per day	$628	$522	106	20.3%

Physician Staffing statistical data:
Days filled	13,068	9,469	3,599	38.0%
Revenue per day filled	$1,772	$1,714	58	3.4%

See definition of Business Measurements under the Operating Metrics section of our MD&A.

Segment Comparison - Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Nurse and Allied Staffing

Revenue increased $452.6 million, or 144.6%, to $765.6 million for the three months ended March 31, 2022, compared to $313.0 million for the three months ended March 31, 2021, through strong performance driven by volume increases and higher bill rates.

Contribution income increased $72.7 million, or 194.3%, to $110.1 million for the three months ended March 31, 2022, compared to $37.4 million for the three months ended March 31, 2021, driven by increased revenue. As a percentage of segment revenue, contribution income margin was 14.4% for the three months ended March 31, 2022, compared to 12.0% for the three months ended March 31, 2021.

The average number of FTEs on contract during the three months ended March 31, 2022 increased 103.4% from the three months ended March 31, 2021, primarily due to headcount growth in travel nurse and allied, as well as additional headcount resulting from the WSG acquisition. The average revenue per FTE per day increased 20.3%, due to the increase in the average bill rates.

Physician Staffing

Revenue increased $7.0 million, or 42.6%, to $23.2 million for the three months ended March 31, 2022, compared to $16.2 million for the three months ended March 31, 2021, primarily due to an increase in volume in both primary care physicians and certified registered nurse anesthetists.

Contribution income was $1.8 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021. As a percentage of segment revenue, contribution income was 7.6% for the three months ended March 31, 2022, compared to 8.8% for the three months ended March 31, 2021, driven by higher revenue, partially offset by higher direct costs.

Total days filled for the three months ended March 31, 2022 were 13,068, as compared with 9,469 in the prior year. Revenue per day filled was $1,772 as compared with $1,714 in the prior year due to a shift in the mix of business.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $16.3 million for the three months ended March 31, 2022, from $14.2 million for the three months ended March 31, 2021, primarily due to increases in compensation and benefit expense, as well as equity compensation expense, and IT and consulting expense, partially offset by decreases in legal and accounting expense. As a percentage of consolidated revenue, corporate overhead was 2.1% for the three months ended March 31, 2022 and 4.3% for the three months ended March 31, 2021.

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

Liquidity and Capital Resources

At March 31, 2022, we reported $1.2 million in cash and cash equivalents, $173.9 million of term loan outstanding, at par, and $51.5 million of borrowings drawn under our ABL. Working capital increased by $100.6 million to $409.1 million as of March 31, 2022, compared to $308.5 million as of December 31, 2021, primarily due to strong sequential growth, partially offset by the timing of disbursements. As of March 31, 2022, our days' sales outstanding, net of amounts owed to subcontractors, was 62 days, up 6 days year-over-year and 4 days since the beginning of the current year, primarily due to the timing of revenue recognized throughout the quarter given the monthly sequential growth through the first quarter. As of March 31, 2022, we do not have any off-balance sheet arrangements.

Our operating cash flow constitutes our primary source of liquidity and, historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service. This includes our commitments, both short-term and long-term, of interest expense on our debt and operating lease commitments, as well as any settlements on uncertain tax positions, and future principal payments on our term loan and our ABL credit facility. We expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

We have an effective “shelf” registration statement on Form S-3 on file with the SEC that enables us, in one or more offerings, to sell up to an aggregate of 5,000,000 shares of common stock. Although we do not have any current plans to use the shelf registration statement, the proceeds from any offering could be used for working capital and other general corporate purposes, or to fund acquisitions of businesses, products, and technologies.

Net cash used in operating activities was $29.0 million in the three months ended March 31, 2022, compared to $24.9 million in the three months ended March 31, 2021, primarily due to the investment in net working capital associated with the continued revenue growth in our business, which resulted in a $186.7 million increase in receivables since the start of the year.

Net cash used in investing activities was $2.1 million in the three months ended March 31, 2022, compared to $1.2 million in the three months ended March 31, 2021. Net cash used in both periods was for capital expenditures, primarily related to multiple IT projects. Expenditures in the three months ended March 31, 2022 also included computer replacements, and in the three months ended March 31, 2021 also included the build-out of our corporate office.
Net cash provided by financing activities during the three months ended March 31, 2022 was $31.3 million, compared to $38.0 million during the three months ended March 31, 2021. During the three months ended March 31, 2022, we reported net borrowings of $41.9 million on our debt, and used cash to pay $2.4 million on our note payable, $5.0 million for income taxes on share-based compensation, $3.1 million in debt issuance costs, and an immaterial amount for other financing activities. During the three months ended March 31, 2021, we reported net borrowings of $42.6 million on our ABL, and used cash to pay $2.4 million on our note payable, $2.0 million for income taxes on share-based compensation, and an immaterial amount for other financing activities.

Debt

2021 Term Loan Credit Agreement

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, on June 8, 2021, we entered into a Term Loan Credit Agreement (Term Loan Agreement), which provides for a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month LIBOR plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisitions to our condensed consolidated financial statements), with the remainder used to pay down a portion of the asset-based credit facility.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of March 31, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

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

2019 Loan Agreement

Effective October 25, 2019, our prior senior credit facility entered into in August 2017 was replaced by a $120.0 million Loan Agreement, which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permits the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or Base Rate, at the election of the borrowers, plus an applicable margin.
As of March 31, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of March 31, 2022. Borrowing base availability under the ABL was was $300.0 million at March 31, 2022, with $51.5 million of borrowings drawn as well as $17.5 million of letters of credit outstanding, leaving $231.0 million of excess availability.

Note Payable

The third and final installment of the subordinated promissory note payable, made in connection with the Mediscan acquisition, was paid in the amount of $2.6 million, including interest, in the first quarter of 2022. See Note 4 - Acquisitions to our condensed consolidated financial statements.

See Note 8 - Debt to our condensed consolidated financial statements.

Stockholders’ Equity

See Note 11 - Stockholders' Equity to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our 2021 Form 10-K.

Recent Accounting Pronouncements

See Note 16 - Recent Accounting Pronouncements to our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Term Loan Agreement entered into on June 8, 2021 and our Loan Agreement entered into on October 25, 2019. These agreements charge interest at a rate based on either SOFR, LIBOR, or Base Rate (as defined in the agreements) plus an applicable margin.

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.5 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

Refer to our 2021 Form 10-K Item 1A. Risk Factors under "The interest rates under our Term Loan Agreement and our ABL Credit Agreement may be impacted by the phase-out of the London Interbank Offered Rate (LIBOR)" for discussion of the interest rate risk related to the potential phase-out of LIBOR in 2021.

Other Risks

There have been no material changes to our other exposures as disclosed in our 2021 Form 10-K.

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

ITEM 1A.    RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our 2021 Form 10-K.

ITEM 6.    EXHIBITS

No.	Description

10.1
Amendment No. 5 to ABL Credit Agreement and Amendment No. 2 to Guaranty and Security Agreement, dated as of March 21, 2022, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, and Wells Fargo Bank N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K filed on March 22, 2022 and incorporated by reference herein)

*10.2 #	Offer Letter by and between Cross Country Healthcare, Inc. and Daniel J. White, dated as of April 5, 2022

10.3 #
Letter Agreement, by and between Cross Country Healthcare, Inc. and Kevin C. Clark, dated as of January 14, 2022 (Previously filed as an exhibit to the Company's Form 8-K filed on January 19, 2022 and incorporated by reference herein)

10.4 #
Employment Agreement, by and between Cross Country Healthcare, Inc. and John A. Martins, dated as of January 14, 2022 (Previously filed as an exhibit to the Company's Form 8-K filed on January 19, 2022 and incorporated by reference herein)

*31.1	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) by John A. Martins, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2	Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

**32.1	Certification pursuant to 18 U.S.C. Section 1350 by John A. Martins, President, Chief Executive Officer, Director (Principal Executive Officer)

**32.2	Certification pursuant to 18 U.S.C. Section 1350 by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

*101.INS	XBRL Instance Document

*101.SCH	XBRL Taxonomy Extension Schema Document

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

#	Represents a management contract or compensatory plan or arrangement

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

Date: May 5, 2022	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)