Form 10-Q
period 2022-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2022-08-04
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 38,231,338 shares of common stock, par value $0.0001 per share, as of July 21, 2022.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the potential impacts of the coronavirus pandemic (COVID) or (COVID-19) on our business, financial condition, and results of operations, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K), as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

June 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$279	$1,036
Accounts receivable, net of allowances of $11,896 in 2022 and $6,881 in 2021	701,926	493,910
Prepaid expenses	6,774	7,648
Insurance recovery receivable	5,750	5,041
Other current assets	3,594	638
Total current assets	718,323	508,273
Property and equipment, net of accumulated depreciation of $19,240 in 2022 and $17,729 in 2021	18,241	15,833
Operating lease right-of-use assets	5,058	7,488
Goodwill	113,360	119,490
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	42,863	42,344
Non-current deferred tax assets	8,096	11,525
Other non-current assets	27,120	21,956
Total assets	$938,961	$732,809

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$189,805	$109,753
Accrued compensation and benefits	65,409	65,580
Current portion of debt	—	4,176
Operating lease liabilities - current	4,145	4,090
Income tax payable	30	7,307
Current portion of earnout liability	7,500	7,500
Other current liabilities	1,769	1,364
Total current liabilities	268,658	199,770
Long-term debt, less current portion	205,376	176,366
Operating lease liabilities - non-current	7,017	10,853
Non-current deferred tax liabilities	222	190
Long-term accrued claims	26,869	25,314
Non-current earnout liability	7,500	9,000
Other long-term liabilities	12,508	13,788
Total liabilities	528,150	435,281

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	320,000	321,552
Accumulated other comprehensive loss	(1,335)	(1,293)
Retained earnings (accumulated deficit)	92,142	(22,735)
Total stockholders' equity	410,811	297,528
Total liabilities and stockholders' equity	$938,961	$732,809

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue from services	$753,561	$331,827	$1,542,293	$661,068
Operating expenses:
Direct operating expenses	583,156	259,237	1,197,094	517,013
Selling, general and administrative expenses	86,009	50,344	162,822	96,671
Bad debt expense	3,192	466	5,561	970
Depreciation and amortization	3,481	2,199	6,200	4,452
Acquisition and integration-related costs	—	924	40	924
Restructuring (benefits) costs	(1,114)	835	(634)	2,073
Impairment charges	—	1,921	1,741	2,070
Total operating expenses	674,724	315,926	1,372,824	624,173
Income from operations	78,837	15,901	169,469	36,895
Other expenses (income):
Interest expense	3,857	1,196	7,378	1,867
Loss on early extinguishment of debt	1,912	—	1,912	—
Other income, net	(1,084)	(204)	(1,092)	(241)
Income before income taxes	74,152	14,909	161,271	35,269
Income tax expense	21,258	3,361	46,394	4,273
Net income attributable to common stockholders	$52,894	$11,548	$114,877	$30,996

Other comprehensive income:
Unrealized foreign currency translation loss, net of tax	(31)	(24)	(42)	(30)
Comprehensive income	$52,863	$11,524	$114,835	$30,966

Net income per share attributable to common stockholders - Basic	$1.41	$0.32	$3.08	$0.85

Net income per share attributable to common stockholders - Diluted	$1.40	$0.31	$3.03	$0.84

Weighted average common shares outstanding:
Basic	37,471	36,625	37,251	36,404
Diluted	37,757	37,203	37,866	37,120

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2022 and 2021
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2022	37,443	$4	$318,125	$(1,304)	$39,248	$—	$356,073
Vesting of restricted stock	80	—	(239)	—	—	—	(239)
Equity compensation	—	—	2,114	—	—	—	2,114
Foreign currency translation adjustment, net of taxes	—	—	—	(31)	—	—	(31)
Net income	—	—	—	—	52,894	—	52,894
Balances at June 30, 2022	37,523	$4	$320,000	$(1,335)	$92,142	$—	$410,811

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2021	36,495	$4	$309,711	$(1,286)	$(135,289)	$534	$173,674
Vesting of restricted stock	159	—	(204)	—	—	—	(204)
Equity compensation	—	—	2,137	—	—	—	2,137
Foreign currency translation adjustment, net of taxes	—	—	—	(24)	—	—	(24)
Acquisition of WSG	308	—	5,000	—	—	—	5,000
Net income	—	—	—	—	11,548	—	11,548
Balances at June 30, 2021	36,962	$4	$316,644	$(1,310)	$(123,741)	$534	$192,131

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2022 and 2021
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$—	$297,528
Vesting of restricted stock	499	—	(5,267)	—	—	—	(5,267)
Equity compensation	—	—	3,715	—	—	—	3,715
Foreign currency translation adjustment, net of taxes	—	—	—	(42)	—	—	(42)
Net income	—	—	—	—	114,877	—	114,877
Balances at June 30, 2022	37,523	$4	$320,000	$(1,335)	$92,142	$—	$410,811

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909
Vesting of restricted stock	477	—	(2,230)	—	—	—	(2,230)
Equity compensation	—	—	3,486	—	—	—	3,486
Foreign currency translation adjustment, net of taxes	—	—	—	(30)	—	—	(30)
Acquisition of WSG	308	—	5,000	—	—	—	5,000
Net income	—	—	—	—	30,996	—	30,996
Balances at June 30, 2021	36,962	$4	$316,644	$(1,310)	$(123,741)	$534	$192,131

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Consolidated net income	$114,877	$30,996
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,200	4,452
Provision for allowances	7,213	1,927
Deferred income tax expense	3,476	2,923
Non-cash lease expense	1,005	1,284
Impairment charges	1,741	2,070
Loss on early extinguishment of debt	1,912	—
Equity compensation	3,715	3,486
Other non-cash (benefits) costs	(301)	772
Changes in operating assets and liabilities:
Accounts receivable	(215,230)	(76,274)
Prepaid expenses and other assets	(424)	(64)
Income taxes	(9,021)	479
Accounts payable and accrued expenses	78,438	22,014
Operating lease liabilities	(2,674)	(3,365)
Other	(1,824)	(122)
Net cash used in operating activities	(10,897)	(9,422)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(24,470)
Purchases of property and equipment	(3,848)	(3,002)
Net cash used in investing activities	(3,848)	(27,472)

Cash flows from financing activities
Proceeds from term loan	—	100,000
Principal payments on term loan	(50,438)	—
Debt issuance costs	(3,159)	(4,465)
Borrowings under Senior Secured Asset-Based revolving credit facility	900,112	273,981
Repayments on Senior Secured Asset-Based revolving credit facility	(824,312)	(311,400)
Cash paid for shares withheld for taxes	(5,267)	(2,230)
Principal payments on note payable	(2,426)	(2,426)
Other	(523)	(22)
Net cash provided by financing activities	13,987	53,438

Effect of exchange rate changes on cash	1	(17)
Change in cash and cash equivalents	(757)	16,527
Cash and cash equivalents at beginning of period	1,036	1,600
Cash and cash equivalents at end of period	$279	$18,127

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the 2021 Form 10-K. The December 31, 2021 condensed consolidated balance sheet included herein was derived from the December 31, 2021 audited consolidated balance sheet included in the 2021 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. See the condensed consolidated statements of cash flows.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the global pandemic using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) revenue recognition; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies; and (viii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates, including management's expectations at the time regarding the duration, scope, and severity of the pandemic, as well as other factors, could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

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

In the second quarter of 2022, average bill rates were down in the mid-single digits as expected, but volumes were stronger as the Company continued to experience high demand across a wide range of specialties spanning the healthcare continuum. Investments in people and technology, along with other improvements the Company has made during the pandemic, have allowed it to quickly respond to high demand levels that it is continuing to see across a wide range of specialties, including operating room, emergency room, pediatrics, labor and delivery, and medical and surgical services, not all of which are directly related to COVID needs.

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at June 30, 2022 and December 31, 2021 totaled $217.3 million and $140.0 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2022	2021
	(amounts in thousands)
Balance at January 1	$6,087	$3,416
Bad Debt Expense	2,369	504
Write-Offs, net of Recoveries	(365)	(699)
Balance at March 31	8,091	3,221
Bad Debt Expense	3,192	466
Write-Offs, net of Recoveries	(426)	(358)
Balance at June 30	$10,857	$3,329

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of June 30, 2022 and December 31, 2021 was $1.0 million and $0.8 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2022 and 2021, or the accounts receivable balance as of June 30, 2022 and December 31, 2021.

Restructuring (Benefits) Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring (benefits) costs on the condensed consolidated statements of operations primarily include employee termination costs and lease-related exit costs.

Reconciliation of the employee termination costs and lease-related exit costs (benefits) beginning and ending liability balance is presented below:

	Employee Termination	Lease-Related
	(amounts in thousands)
Balance at January 1, 2022	$160	$2,423
Charged to restructuring	—	389
Payments and adjustments	(160)	(192)
Balance at March 31, 2022	—	2,620
Charged to restructuring(a)	200	(1,379)
Payments	—	(202)
Balance at June 30, 2022	$200	$1,039
________________
(a) Restructuring (benefits) costs in the condensed consolidated statements of operations for the six months ended June 30, 2022 include a benefit of $1.4 million associated with the early termination of one of the Company's corporate offices which was previously restructured. Other costs were immaterial for the six months ended June 30, 2022.

3.    REVENUE RECOGNITION

The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended June 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$712,090	$21,207	$733,297
Other Services	19,353	911	20,264
Total	$731,443	$22,118	$753,561

	Three Months ended June 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$308,519	$15,072	$323,591
Other Services	7,669	567	8,236
Total	$316,188	$15,639	$331,827

	Six Months ended June 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,461,537	$43,311	$1,504,848
Other Services	35,486	1,959	37,445
Total	$1,497,023	$45,270	$1,542,293

	Six Months ended June 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$614,494	$30,478	$644,972
Other Services	14,702	1,394	16,096
Total	$629,196	$31,872	$661,068
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

The sellers were eligible to receive up to an additional $1.5 million in earnout cash consideration, based on Selected's revenues for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. In the second quarter of 2022, the Company determined that the contingent consideration earnout related to the Selected acquisition would not be achieved for 2022 and 2023 and, as a result, the entire liability was reversed. See Note 10 - Fair Value Measurements.

The Company assigned the following values to other identifiable intangible assets: (i) an immaterial amount to trade names with a weighted average estimated useful life of 2 years; (ii) $1.7 million to software with a weighted average estimated useful life of 5 years; and (iii) $2.9 million to a database, consisting of education professionals, with a weighted average estimated useful life of 5 years, for a total of $4.6 million in definite life intangible assets with a weighted average estimated useful life of 5 years.

The remaining excess purchase price over the fair value of net assets acquired of $0.4 million was recorded as goodwill on the Company's condensed consolidated balance sheets. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

The acquisition was not significant and has been accounted for using the acquisition method of accounting. Associated immaterial acquisition-related costs incurred have been included in acquisition and integration-related costs on the Company's condensed consolidated statements of operations for the six months ended June 30, 2022.

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

5.    COMPREHENSIVE INCOME

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.4 million at June 30, 2022 and $1.3 million at December 31, 2021.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$52,894	$11,548	$114,877	$30,996

Denominator:
Weighted average common shares - Basic	37,471	36,625	37,251	36,404
Effect of diluted shares:
Share-based awards	286	578	615	716
Weighted average common shares - Diluted	37,757	37,203	37,866	37,120

Net income per share attributable to common stockholders - Basic	$1.41	$0.32	$3.08	$0.85

Net income per share attributable to common stockholders - Diluted	$1.40	$0.31	$3.03	$0.84

The following table represents the share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(amounts in thousands)
Share-based awards	220	21	110	13

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$33,430	$20,217	$13,213	$30,530	$18,375	$12,155
Customer relationships	47,738	19,626	28,112	47,738	17,581	30,157
Non-compete agreements	304	303	1	304	272	32
Trade names	30	8	22	—	—	—
Software	1,700	185	1,515	—	—	—
Other intangible assets, net	$83,202	$40,339	$42,863	$78,572	$36,228	$42,344
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of June 30, 2022, estimated annual amortization expense is as follows:

(amounts in thousands)
Years Ending December 31:
2022	$4,040
2023	8,051
2024	7,399
2025	6,840
2026	5,632
Thereafter	10,901
$42,863

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2021
Aggregate goodwill acquired	$396,446	$43,405	$439,851
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	116,683	2,807	119,490

Changes to aggregate goodwill in 2022
Goodwill acquisition adjustment - Selected (a)	(6,130)	—	(6,130)

Balances as of June 30, 2022
Aggregate goodwill acquired	390,316	43,405	433,721
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$110,553	$2,807	$113,360
________________
(a) Represents an adjustment to the fair value of the identifiable net assets acquired, with a corresponding offset to goodwill, made during the measurement period related to the acquisition of Selected. See Note 4 - Acquisitions.

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

As of June 30, 2022 and 2021, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company's current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of June 30, 2022 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. As of June 30, 2022, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable. During the six months ended June 30, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.

8.    DEBT

The Company's long-term debt consists of the following:

	June 30, 2022		December 31, 2021
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 7.39% and 6.50% at June 30, 2022 and December 31, 2021, respectively	$123,875	$(3,499)	$174,312	$(5,396)
Senior Secured Asset-Based Loan, interest of 3.12% and 1.60% at June 30, 2022 and December 31, 2021, respectively	85,000	(3,848)	9,200	(991)
Note Payable, interest of 2.00% per annum at December 31, 2021	—	—	2,426	—
Total debt	208,875	(7,347)	185,938	(6,387)
Less current portion - Note Payable	—	—	2,426	—
Less current portion - Term Loan	—	—	1,750	—
Long-term debt	$208,875	$(7,347)	$181,762	$(6,387)

As of December 31, 2021, the current portion of the term loan and the note payable are included in current portion of debt on the condensed consolidated balance sheets. The final installment of the note payable, related to contingent consideration assumed as part of a prior period acquisition, was paid in the first quarter of 2022. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the condensed consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt, net of current portion on the condensed consolidated balance sheets herein.
Late in the second quarter of 2022, the Company made an optional prepayment of $50.0 million on its term loan. The Company was entitled to determine the application of the prepayment, which was applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027. As of June 30, 2022, the aggregate schedule for maturities of debt are as follows:

	Term Loan	Senior Secured Asset-Based Loan
(amounts in thousands)
Through Years Ending December 31:
2022	$—	$—
2023	—	—
2024	—	—
2025	—	—
2026	—	—
Thereafter	123,875	85,000
Total	$123,875	$85,000
2021 Term Loan Credit Agreement
On June 8, 2021, the Company entered into a Term Loan Credit Agreement (Term Loan Agreement) with certain lenders identified therein (collectively, the Lenders) and Wilmington Trust, National Association as administrative agent and collateral agent, pursuant to which the Lenders extended to the Company a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisitions), with the remainder used to pay down a of the asset based credit facility. Fees paid in connection with the Term Loan Agreement have been included as debt issuance costs and as a reduction to the carrying amount of the term loan and are expected to be amortized to interest expense over the term of the Term Loan Agreement.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of June 30, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.
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

Aside from its scheduled payments, on June 23, 2022, the Company made an optional prepayment of $50.0 million to reduce interest costs, and paid a prepayment premium of $0.5 million pursuant to the Term Loan Agreement. As a result of the early prepayment, debt issuance costs of $1.4 million were written off in the three months ended June 30, 2022. The prepayment premium and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the condensed consolidated statements of operations.

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
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At June 30, 2022, borrowing base availability under the ABL was $300.0 million and the Company had $85.0 million of borrowings drawn, as well as $17.5 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $197.5 million of excess availability.
As of June 30, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of June 30, 2022. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

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

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The Company did not record any lease-related impairment charges for the three months ended June 30, 2022. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.5 million for the three months ended March 31, 2022 and $1.7 million for the three months ended June 30, 2021. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the three months ended March 31, 2022 and June 30, 2021, the Company wrote off an immaterial amount of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	June 30, 2022	December 31, 2021
	(amounts in thousands)
Operating lease right-of-use assets	$5,058	$7,488
Operating lease liabilities - current	$4,145	$4,090
Operating lease liabilities - non-current	$7,017	$10,853

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term	2.6 years	3.4 years
Weighted average discount rate	6.29%	6.39%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of June 30, 2022:

(amounts in thousands)
Years Ending December 31:
2022	$2,174
2023	5,114
2024	3,020
2025	1,868
Total minimum lease payments	12,176
Less: amount of lease payments representing interest	(1,014)
Present value of future minimum lease payments	11,162
Less: operating lease liabilities - current	(4,145)
Operating lease liabilities - non-current	$7,017

Other Information

The table below provides information regarding supplemental cash flows:

	Six Months Ended
	June 30,
	2022	2021
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,135	$3,189
Right-of-use assets acquired under operating lease	$60	$1,078

The components of lease expense are as follows:

	Three Months Ended
	June 30,
	2022	2021
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$645	$938
Short-term lease expense	$1,241	$641
Variable and other lease costs	$(1,110)	$751

	Six Months Ended
	June 30,
	2022	2021
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$1,447	$1,852
Short-term lease expense	$2,385	$1,490
Variable and other lease costs	$(353)	$1,220

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring (benefits) costs in the condensed consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material. Variable and other lease costs for the three and six months ended June 30, 2022 include a benefit associated with the early termination of one of the Company's corporate offices which was previously restructured.

As of June 30, 2022, the Company does not have any material operating leases which have not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	June 30, 2022	December 31, 2021
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$1,181	$1,398
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,274	$2,457

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The six months ended June 30, 2022 and 2021 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated. Accordingly, as of June 30, 2022 and 2021, these assets were recorded at fair value using Level 3 inputs. See Note 9 - Leases for more information about these fair value measurements.

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

(i) The Company paid the third and final installment on its note payable in the first quarter of 2022. Due to its relatively short-term nature, the carrying value of the note payable approximated its fair value. (ii) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (iii) The estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iv) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and is included in current portion of earnout liability and non-current earnout liability on the condensed consolidated balance sheets. (v) Potential earnout payments related to the Selected acquisition were contingent upon meeting certain performance requirements based on 2022 and 2023 revenues. The earnout liability's carrying amount approximates fair value and was included in current portion of earnout liability and non-current earnout liability on the condensed consolidated balance sheets. In the second quarter of 2022, the Company determined that the contingent consideration earnout related to the Selected acquisition would not be achieved for 2022 and 2023 and, as a result, the entire liability was reversed. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(amounts in thousands)
Financial Liabilities:
(Level 2)
Note Payable	$—	$—	$2,426	$2,426
Senior Secured Asset-Based Loan	$85,000	$85,000	$9,200	$9,200
Term Loan, net	$123,875	$118,386	$174,312	$174,845
Earnout Liability (WSG)	$15,000	$15,000	$15,000	$15,000
Earnout Liability (Selected)	$—	$—	$1,500	$1,500

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On February 28, 2008, our Board of Directors authorized our most recent stock repurchase program whereby we may purchase up to 1.5 million of our common shares, subject to the terms of our current credit agreements. The shares may be repurchased from time-to-time in the open market and the repurchase program may be discontinued at any time at our discretion. During the six months ended June 30, 2022 and 2021, the Company did not repurchase any shares of its common stock. As of June 30, 2022, the Company has 510,004 shares of common stock under the current share repurchase program available to repurchase, subject to certain conditions in the Company's Loan Agreement and Term Loan Agreement.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the six months ended June 30, 2022:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2022	1,039,455	$9.75	522,166	$8.64
Granted	283,625	$20.69	171,873	$18.94
Vested	(575,051)	$9.14	(170,278)	$7.03
Forfeited	(35,117)	$14.71	(13,877)	$12.70
Unvested restricted stock awards, June 30, 2022	712,912	$14.36	509,884	$12.54

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

During the three and six months ended June 30, 2022, $2.1 million and $3.7 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 80,200 and 499,700 shares, respectively, of common stock were issued upon the vesting of restricted and performance stock.

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

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-

related costs, restructuring (benefits) costs, legal settlement charges, impairment charges, and corporate overhead. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$731,443	$316,188	$1,497,023	$629,196
Physician Staffing	22,118	15,639	45,270	31,872
	$753,561	$331,827	$1,542,293	$661,068

Contribution income:
Nurse and Allied Staffing	$97,567	$35,284	$207,668	$72,701
Physician Staffing	1,220	562	2,985	1,990
	98,787	35,846	210,653	74,691

Corporate overhead (a)	17,583	14,066	33,837	28,277
Depreciation and amortization	3,481	2,199	6,200	4,452
Acquisition and integration-related costs	—	924	40	924
Restructuring (benefits) costs	(1,114)	835	(634)	2,073
Impairment charges	—	1,921	1,741	2,070
Income from operations	$78,837	$15,901	$169,469	$36,895
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of June 30, 2022 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three and six months ended June 30, 2022, the Company calculated its effective tax rate estimating its annual effective tax rate, as opposed to the three and six months ended June 30, 2021 whereby the Company calculated its effective tax rate based on year-to-date results. The Company’s effective tax rate for the three and six months ended June 30, 2022 was 28.7% and 28.8%, respectively, including the impact of discrete items, and 28.9% and 29.5%, respectively, excluding discrete items. The Company's effective tax rate for the three and six months ended June 30, 2021 was 22.5% and 12.1%, respectively, including the impact of discrete items, and 9.5% and 6.6%, respectively, excluding discrete items. The effective tax rate for the three and six months ended June 30, 2022 was primarily impacted by federal and state taxes. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, the effective tax rate for the three and six months ended June 30, 2021 was primarily impacted by international taxes, state taxes, and additional valuation allowance required as a result of the WSG acquisition.

During the fourth quarter of 2021, the Company concluded that it was more likely than not that a benefit from a substantial portion of its United States federal and state deferred tax assets would be realized and released the majority of its valuation allowance. As of June 30, 2022 and December 31, 2021, the Company had an immaterial amount of valuation allowance on its deferred tax assets related to state net operating losses not expected to be realized before expiration.

The tax years 2012 through 2021 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's non-executive Chairman of the Board since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and six months ended June 30, 2022 and 2021, the Company incurred an immaterial amount in expenses. The Company had an immaterial payable balance at June 30, 2022 and December 31, 2021.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.5 million and $0.9 million, respectively, for the three and six months ended June 30, 2022. Revenue was immaterial for the three and six months ended June 30, 2021. Accounts receivable due from these entities was an immaterial amount at June 30, 2022 and December 31, 2021.

As a result of the WSG acquisition on June 8, 2021, the Company continues to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, and currently a business unit president with the Company, is an agent of the lessor. The lease term is from January 1, 2020 through December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the three and six months ended June 30, 2022 and the month ended June 30, 2021. The Company had an immaterial payable balance at June 30, 2022 and no payable balance at December 31, 2021.

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

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single- and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we continually evaluate opportunities to acquire companies that would complement or enhance our business, like Selected and WSG.

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

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 97% of our total revenue in the second quarter of 2022. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to clients such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, RPO, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 3% of our total revenue in the second quarter of 2022. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended June 30, 2022, revenue from services increased 127% year-over-year to $753.6 million, due to continued growth in both our Nurse and Allied Staffing and our Physician Staffing segments. Volumes were stronger as we continued to experience high demand across a wide range of specialties spanning the healthcare continuum, with the highest number of professionals on assignment across our businesses. In the second quarter of 2022, revenue decreased 4% sequentially, primarily as a result of average bill rates declining in the mid-single digits as expected, partly offset by an increase in billable hours. Net income attributable to common stockholders in the second quarter of 2022 was $52.9 million, as compared to $11.5 million in the prior year.

For the remainder of 2022, average travel bill rates are anticipated to experience a mid-teen decline sequentially, as previously discussed. Looking beyond the third quarter, we anticipate volumes to remain strong, driving further market share gains despite potential headwinds from changing bill rates or demand from certain specialties. We remain committed to investing in our people and technology, doubling our IT project budget for 2022, versus 2021. In the second quarter of 2022, we launched Intellify, our proprietary Vendor Management System (VMS), which will be deployed to new and existing MSP clients.

For the three months ended June 30, 2022, cash flow provided by operating activities was $18.1 million, with net borrowings of $33.5 million on our senior-secured asset-based credit facility (ABL), and an increase in working capital stemming from an increase in accounts receivable partly offset by the timing of disbursements. As of June 30, 2022, we had $0.3 million of cash and cash equivalents, with a principal balance of $123.9 million outstanding on our term loan. Borrowing base availability under the ABL was $300.0 million, with $85.0 million of borrowings drawn under our ABL, and $17.5 million of undrawn letters of credit outstanding, leaving $197.5 million of excess availability.

In the second quarter of 2022, given positive cash from operations, we made a $50.0 million optional prepayment on our term loan to reduce interest costs. We paid a prepayment premium of $0.5 million pursuant to the Term Loan Agreement and, as a result of the early prepayment, wrote off debt issuance costs of $1.4 million.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	77.4	78.1	77.6	78.2
Selling, general and administrative expenses	11.4	15.2	10.5	14.6
Bad debt expense	0.4	0.1	0.4	0.2
Depreciation and amortization	0.5	0.7	0.4	0.7
Acquisition and integration-related costs	—	0.3	—	0.1
Restructuring (benefits) costs	(0.2)	0.2	—	0.3
Impairment charges	—	0.6	0.1	0.3
Income from operations	10.5	4.8	11.0	5.6
Interest expense	0.5	0.4	0.5	0.3
Loss on early extinguishment of debt	0.3	—	0.1	—
Other income, net	(0.1)	(0.1)	(0.1)	—
Income before income taxes	9.8	4.5	10.5	5.3
Income tax expense	2.8	1.0	3.0	0.6
Net income attributable to common stockholders	7.0%	3.5%	7.5%	4.7%

Comparison of Results for the Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2022	2021	$	%
	(Amounts in thousands)
Revenue from services	$753,561	$331,827	$421,734	127.1%
Direct operating expenses	583,156	259,237	323,919	125.0%
Selling, general and administrative expenses	86,009	50,344	35,665	70.8%
Bad debt expense	3,192	466	2,726	585.0%
Depreciation and amortization	3,481	2,199	1,282	58.3%
Acquisition and integration-related costs	—	924	(924)	(100.0)%
Restructuring (benefits) costs	(1,114)	835	(1,949)	(233.4)%
Impairment charges	—	1,921	(1,921)	(100.0)%
Income from operations	78,837	15,901	62,936	395.8%
Interest expense	3,857	1,196	2,661	222.5%
Loss on early extinguishment of debt	1,912	—	1,912	100.0%
Other income, net	(1,084)	(204)	(880)	(431.4)%
Income before income taxes	74,152	14,909	59,243	397.4%
Income tax expense	21,258	3,361	17,897	532.5%
Net income attributable to common stockholders	$52,894	$11,548	$41,346	358.0%

Revenue from services

Revenue from services increased 127.1% to $753.6 million for the three months ended June 30, 2022, as compared to $331.8 million for the three months ended June 30, 2021, due to strong performance in both our Nurse and Allied Staffing and Physician Staffing segments, primarily driven by an increase in the number of professionals on assignment, as well as higher bill rates in Nurse and Allied. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $323.9 million, or 125.0%, to $583.2 million for the three months ended June 30, 2022, as compared to $259.2 million for the three months ended June 30, 2021, as a result of revenue increases. As a percentage of total revenue, direct operating expenses decreased to 77.4% compared to 78.1% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 70.8% to $86.0 million for the three months ended June 30, 2022, as compared to $50.3 million for the three months ended June 30, 2021, primarily due to increases in compensation and benefit expense, as well as marketing and consulting expense and computer subscription fees. As a percentage of total revenue, selling, general and administrative expenses decreased to 11.4% for the three months ended June 30, 2022, as compared to 15.2% for the three months ended June 30, 2021.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2022 was $3.5 million, as compared to $2.2 million for the three months ended June 30, 2021. The increase is primarily due to the additional amortization of other intangible assets from the Workforce Solutions Group (WSG) and Selected acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.5% for the three months ended June 30, 2022 and 0.7% for the three months ended June 30, 2021.

Acquisition and integration-related costs

Acquisition and integration-related costs for the three months ended June 30, 2021 include costs for legal and advisory fees for the WSG acquisition that closed on June 8, 2021. There were no such costs for the three months ended June 30, 2022.

Restructuring (benefits) costs

There was a restructuring benefit of $1.1 million for the three months ended June 30, 2022, associated with the early termination of one of the Company's corporate offices which was previously restructured, partially offset by employee termination costs. Restructuring costs for the three months ended June 30, 2021 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $0.8 million.

Impairment charges

Non-cash impairment charges totaled $1.9 million for the three months ended June 30, 2021, related to real estate restructuring activities. There were no such charges for the three months ended June 30, 2022. See Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $3.9 million for the three months ended June 30, 2022, as compared to $1.2 million for the three months ended June 30, 2021, due to higher average borrowings and a higher effective interest rate. The effective interest rate on our borrowings was 6.8% and 4.1% for the three months ended June 30, 2022 and 2021, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the three months ended June 30, 2022 consists of a prepayment premium and the write-off of debt issuance costs related to the optional prepayment on our term loan made in the second quarter of 2022. There were no such expenses for the three months ended June 30, 2021.

Other income, net

For the three months ended June 30, 2022, other income, net includes a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense

Income tax expense totaled $21.3 million for the three months ended June 30, 2022, compared to $3.4 million for the three months ended June 30, 2021. The increase in income tax expense was primarily driven by federal and state taxes as in the prior year there was a valuation allowance on substantially all of our domestic deferred tax assets. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2022	2021	$	%
	(Amounts in thousands)
Revenue from services	$1,542,293	$661,068	$881,225	133.3%
Direct operating expenses	1,197,094	517,013	680,081	131.5%
Selling, general and administrative expenses	162,822	96,671	66,151	68.4%
Bad debt expense	5,561	970	4,591	473.3%
Depreciation and amortization	6,200	4,452	1,748	39.3%
Acquisition and integration-related costs	40	924	(884)	(95.7)%
Restructuring (benefits) costs	(634)	2,073	(2,707)	(130.6)%
Impairment charges	1,741	2,070	(329)	(15.9)%
Income from operations	169,469	36,895	132,574	359.3%
Interest expense	7,378	1,867	5,511	295.2%
Loss on early extinguishment of debt	1,912	—	1,912	100.0%
Other income, net	(1,092)	(241)	(851)	(353.1)%
Income before income taxes	161,271	35,269	126,002	357.3%
Income tax expense	46,394	4,273	42,121	985.7%
Net income attributable to common shareholders	$114,877	$30,996	$83,881	270.6%

Revenue from services

Revenue from services increased 133.3% to $1.5 billion for the six months ended June 30, 2022, as compared to $661.1 million for the six months ended June 30, 2021, due to strong performance in both our Nurse and Allied Staffing and Physician Staffing segments, primarily driven by an increase in the number of professionals on assignment, as well as higher bill rates in Nurse and Allied. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses increased $680.1 million, or 131.5%, to $1.2 billion for the six months ended June 30, 2022, as compared to $517.0 million for the six months ended June 30, 2021 as a result of revenue increases. As a percentage of total revenue, direct operating expenses decreased to 77.6% compared to 78.2% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 68.4% to $162.8 million for the six months ended June 30, 2022, as compared to $96.7 million for the six months ended June 30, 2021, primarily due to increases in compensation and benefits, as well as marketing and consulting expense and computer subscription fees, partially offset by decreases in legal expenses. As a percentage of total revenue, selling, general and administrative expenses decreased to 10.5% for the six months ended June 30, 2022 as compared to 14.6% for the six months ended June 30, 2021.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2022 was $6.2 million as compared to $4.5 million for the six months ended June 30, 2021. The increase is primarily due to the additional amortization of other intangible assets from the WSG and Selected acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.4% for the six months ended June 30, 2022 and 0.7% for the six months ended June 30, 2021.

Acquisition and integration-related costs

Acquisition and integration-related costs for the six months ended June 30, 2022 include an immaterial amount of legal, professional, and advisory fees for the Selected acquisition that closed late in the fourth quarter of 2021. Acquisition and integration-related costs for the six months ended June 30, 2021 include costs for legal and advisory fees for the WSG acquisition that closed on June 8, 2021.

Restructuring (benefits) costs

There was a restructuring benefit of $0.6 million for the six months ended June 30, 2022, associated with the early termination of one of the Company's corporate offices which was previously restructured, partially offset by ongoing lease costs and employee termination costs. Restructuring costs for the six months ended June 30, 2021 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $2.1 million.

Impairment charges

Non-cash impairment charges totaled $1.7 million for the six months ended June 30, 2022 and related to real estate activities. Non-cash impairment charges totaled $2.1 million for the six months ended June 30, 2021 and related to real estate restructuring activities and the write-off of a discontinued software development project. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $7.4 million for the six months ended June 30, 2022 as compared to $1.9 million for the six months ended June 30, 2021, due to higher average borrowings and a higher effective interest rate. The effective interest rate on our borrowings was 6.6% for the six months ended June 30, 2022 compared to 3.1% for the six months ended June 30, 2021.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the six months ended June 30, 2022 consists of a prepayment premium and the write-off of debt issuance costs related to the optional prepayment on our term loan made in the second quarter of 2022. There were no such expenses for the six months ended June 30, 2021.

Other income, net

For the six months ended June 30, 2022, other income, net includes a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense

Income tax expense was $46.4 million for the six months ended June 30, 2022 as compared to $4.3 million for the six months ended June 30, 2021. The increase in income tax expense was primarily driven by federal and state taxes as in the prior year there was a valuation allowance on substantially all of our domestic deferred tax assets. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$731,443	$316,188	$1,497,023	$629,196
Physician Staffing	22,118	15,639	45,270	31,872
	$753,561	$331,827	$1,542,293	$661,068

Contribution income:
Nurse and Allied Staffing	$97,567	$35,284	$207,668	$72,701
Physician Staffing	1,220	562	2,985	1,990
	98,787	35,846	210,653	74,691

Corporate overhead	17,583	14,066	33,837	28,277
Depreciation and amortization	3,481	2,199	6,200	4,452
Acquisition and integration-related costs	—	924	40	924
Restructuring (benefits) costs	(1,114)	835	(634)	2,073
Impairment charges	—	1,921	1,741	2,070
Income from operations	$78,837	$15,901	$169,469	$36,895

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2022	2021	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	13,494	7,578	5,916	78.1%
Average Nurse and Allied Staffing revenue per FTE per day	$591	$454	137	30.2%

Physician Staffing statistical data:
Days filled	12,416	9,775	2,641	27.0%
Revenue per day filled	$1,781	$1,600	181	11.3%

	Six Months Ended
	June 30,	June 30,		Percent
	2022	2021	Change	Change

Nurse and Allied Staffing statistical data: (a)
FTEs	13,474	7,096	6,378	89.9%
Average Nurse and Allied Staffing revenue per FTE per day	$609	$486	123	25.3%

Physician Staffing statistical data: (a)
Days filled	25,484	19,244	6,240	32.4%
Revenue per day filled	$1,776	$1,656	120	7.2%

See definition of Business Measurements under the Operating Metrics section of our MD&A.

Segment Comparison - Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021

Nurse and Allied Staffing

Revenue increased $415.2 million, or 131.3%, to $731.4 million for the three months ended June 30, 2022, compared to $316.2 million for the three months ended June 30, 2021, through strong performance driven by volume increases and higher bill rates.

Contribution income increased $62.3 million, or 176.5%, to $97.6 million for the three months ended June 30, 2022, compared to $35.3 million for the three months ended June 30, 2021, driven by increased revenue and lower costs. As a percentage of segment revenue, contribution income margin was 13.3% for the three months ended June 30, 2022, compared to 11.2% for the three months ended June 30, 2021.

The average number of FTEs on contract during the three months ended June 30, 2022 increased 78.1% from the three months ended June 30, 2021, primarily due to headcount growth in travel nurse and allied, as well as additional headcount resulting from the WSG acquisition. The average revenue per FTE per day increased 30.2%, due to the increase in the average bill rates.

Physician Staffing

Revenue increased $6.5 million, or 41.4%, to $22.1 million for the three months ended June 30, 2022, compared to $15.6 million for the three months ended June 30, 2021, primarily due to an increase in volume in both primary care physicians and certified registered nurse anesthetists.

Contribution income was $1.2 million for the three months ended June 30, 2022, compared to $0.6 million for the three months ended June 30, 2021. As a percentage of segment revenue, contribution income was 5.5% for the three months ended June 30, 2022, compared to 3.6% for the three months ended June 30, 2021, driven by higher revenue and lower costs.

Total days filled for the three months ended June 30, 2022 were 12,416, as compared with 9,775 in the prior year. Revenue per day filled was $1,781 as compared with $1,600 in the prior year.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $17.6 million for the three months ended June 30, 2022, from $14.1 million for the three months ended June 30, 2021, primarily due to increases in compensation and benefit expense, as well as IT and consulting expense. As a percentage of consolidated revenue, corporate overhead was 2.3% for the three months ended June 30, 2022 and 4.2% for the three months ended June 30, 2021.

Segment Comparison - Six Months Ended June 30, 2022 compared to the Six Months Ended June 30, 2021

Nurse and Allied Staffing

Revenue increased $867.8 million, or 137.9%, to $1.5 billion for the six months ended June 30, 2022, compared to $629.2 million for the six months ended June 30, 2021, through strong performance driven by volume increases and higher bill rates.

Contribution income increased $135.0 million, or 185.6%, to $207.7 million for the six months ended June 30, 2022, compared to $72.7 million for the six months ended June 30, 2021, driven by increased revenue and lower costs. As a percentage of segment revenue, contribution income margin was 13.9% for the six months ended June 30, 2022, compared to 11.6% for the six months ended June 30, 2021.

The average number of FTEs on contract during the six months ended June 30, 2022 increased 89.9% from the six months ended June 30, 2021, primarily due to headcount growth in travel nurse and allied, as well as additional headcount resulting from the WSG acquisition. The average revenue per FTE per day increased 25.3%, due to the increase in the average bill rates.

Physician Staffing

Revenue increased $13.4 million, or 42.0%, to $45.3 million for the six months ended June 30, 2022, compared to $31.9 million for the six months ended June 30, 2021, primarily due to an increase in volume in both primary care physicians and certified registered nurse anesthetists.

Contribution income was $3.0 million for the six months ended June 30, 2022, compared to $2.0 million for the six months ended June 30, 2021. As a percentage of segment revenue, contribution income was 6.6% for the six months ended June 30, 2022, compared to 6.2% for the six months ended June 30, 2021, driven by higher revenue, partially offset by higher direct costs.

Total days filled for the six months ended June 30, 2022 were 25,484, as compared with 19,244 in the prior year. Revenue per day filled was $1,776 as compared with $1,656 in the prior year.

Corporate Overhead

Corporate overhead increased to $33.8 million for the six months ended June 30, 2022, from $28.3 million for the six months ended June 30, 2021, primarily due to increases in compensation and benefit expense, as well as IT and consulting expense, partially offset by decreases in legal and accounting expense. As a percentage of consolidated revenue, corporate overhead was 2.2% for the six months ended June 30, 2022 and 4.3% for the six months ended June 30, 2021.

Liquidity and Capital Resources

At June 30, 2022, we reported $0.3 million in cash and cash equivalents, $123.9 million of term loan outstanding, at par, and $85.0 million of borrowings drawn under our ABL. Working capital increased by $141.2 million to $449.7 million as of June 30, 2022, compared to $308.5 million as of December 31, 2021, primarily due to an increase in accounts receivable, partially offset by the timing of disbursements. As of June 30, 2022, our days' sales outstanding, net of amounts owed to subcontractors, was 66 days, up 10 days year-over-year and up 4 days sequentially, primarily due to the timing of revenue recognized throughout the year. As of June 30, 2022, we do not have any off-balance sheet arrangements.

Our operating cash flow constitutes our primary source of liquidity and, historically, has been sufficient to fund our working capital, capital expenditures, internal business expansion, and debt service. This includes our commitments, both short-term and long-term, of interest expense on our debt and operating lease commitments, and future principal payments on our term loan and our ABL credit facility. We expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

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

Net cash used in operating activities was $10.9 million in the six months ended June 30, 2022, compared to $9.4 million in the six months ended June 30, 2021, primarily due to the continued investment in net working capital associated with the revenue growth in our business, which resulted in a $215.2 million increase in receivables since the start of the year.

Net cash used in investing activities was $3.8 million in the six months ended June 30, 2022, compared to $27.5 million in the six months ended June 30, 2021. Net cash used in the six months ended June 30, 2022 was for capital expenditures, primarily related to multiple IT projects. Net cash used in the six months ended June 30, 2021 included $24.5 million related to the acquisition of WSG, as well as capital expenditures and the build-out of our corporate office.
Net cash provided by financing activities during the six months ended June 30, 2022 was $14.0 million, compared to $53.4 million during the six months ended June 30, 2021. During the six months ended June 30, 2022, we reported net borrowings of $75.8 million on our ABL, and used cash to repay borrowings of $50.4 million on our term loan, $2.4 million on our note payable, $5.3 million for income taxes on share-based compensation, $3.2 million in debt issuance costs, and an immaterial amount for other financing activities. During the six months ended June 30, 2021, we reported net borrowings of $100.0 million on our term loan, and used cash to repay borrowing on our ABL of $37.5 million, $2.4 million on our note payable, $4.5 million of debt issuance costs, $2.2 million for income taxes on share-based compensation, and an immaterial amount for other financing activities.

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

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of June 30, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

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

Aside from our scheduled payments, on June 23, 2022, we made an optional prepayment of $50.0 million, and paid a prepayment premium of $0.5 million pursuant to the Term Loan Agreement. As a result of the early prepayment, debt issuance costs of $1.4 million were written off in the three months ended June 30, 2022. The prepayment premium and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the condensed consolidated statements of operations. We were entitled to determine the application of the prepayment, which was applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027.

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
As of June 30, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of June 30, 2022. Borrowing base availability under the ABL was $300.0 million at June 30, 2022, with $85.0 million of borrowings drawn as well as $17.5 million of letters of credit outstanding, leaving $197.5 million of excess availability.

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

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $1.0 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

Refer to our 2021 Form 10-K Item 1A. Risk Factors under "The interest rates under our Term Loan Agreement and our ABL Credit Agreement may be impacted by the phase-out of LIBOR" for discussion of the interest rate risk related to the continued phase-out of LIBOR.

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

10.1 #
Offer Letter by and between Cross Country Healthcare, Inc. and Daniel J. White, dated as of April 5, 2022 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2022 and incorporated by reference herein)

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 4, 2022	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)