Form 10-Q
period 2022-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2022-11-03
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 37,295,465 shares of common stock, par value $0.0001 per share, as of October 20, 2022.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the overall macroeconomic environment, including increased inflation and interest rates, demand for the healthcare services we provide, both nationally and in the regions in which we operate, the ongoing impacts of the coronavirus pandemic (COVID or COVID-19) on our business, financial condition, and results of operations, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our clients’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K), as filed and updated in our Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

All references to “the Company”, “we”, “us”, “our”, or “Cross Country” in this Quarterly Report on Form 10-Q mean Cross Country Healthcare, Inc. and its consolidated subsidiaries.

CROSS COUNTRY HEALTHCARE, INC.

INDEX

FORM 10-Q

September 30, 2022

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$30,320	$1,036
Accounts receivable, net of allowances of $12,763 in 2022 and $6,881 in 2021	610,897	493,910
Prepaid expenses	3,952	7,648
Insurance recovery receivable	6,202	5,041
Other current assets	8,646	638
Total current assets	660,017	508,273
Property and equipment, net of accumulated depreciation of $19,846 in 2022 and $17,729 in 2021	18,556	15,833
Operating lease right-of-use assets	3,249	7,488
Goodwill	113,360	119,490
Trade names, indefinite-lived	5,900	5,900
Other intangible assets, net	40,843	42,344
Non-current deferred tax assets	8,791	11,525
Non-current insurance recovery receivable	20,753	13,998
Other non-current assets	11,043	7,958
Total assets	$882,512	$732,809

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$192,032	$109,753
Accrued compensation and benefits	70,947	65,580
Current portion of debt	—	4,176
Operating lease liabilities - current	4,489	4,090
Income tax payable	19	7,307
Current portion of earnout liability	7,500	7,500
Other current liabilities	1,803	1,364
Total current liabilities	276,790	199,770
Long-term debt, less current portion	129,755	176,366
Operating lease liabilities - non-current	5,493	10,853
Non-current deferred tax liabilities	237	190
Long-term accrued claims	33,104	25,314
Non-current earnout liability	—	9,000
Other long-term liabilities	14,424	13,788
Total liabilities	459,803	435,281

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	297,143	321,552
Accumulated other comprehensive loss	(1,373)	(1,293)
Retained earnings (accumulated deficit)	126,935	(22,735)
Total stockholders' equity	422,709	297,528
Total liabilities and stockholders' equity	$882,512	$732,809

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue from services	$636,098	$374,905	$2,178,391	$1,035,973
Operating expenses:
Direct operating expenses	492,553	291,111	1,689,647	808,124
Selling, general and administrative expenses	80,216	52,847	243,038	149,518
Bad debt expense	1,101	1,441	6,662	2,411
Depreciation and amortization	3,214	2,680	9,414	7,132
Acquisition and integration-related costs	490	61	530	985
Restructuring costs	2,493	318	1,859	2,391
Impairment charges	3,856	—	5,597	2,070
Total operating expenses	583,923	348,458	1,956,747	972,631
Income from operations	52,175	26,447	221,644	63,342
Other expenses (income):
Interest expense	3,498	2,182	10,876	4,049
Loss on early extinguishment of debt	—	—	1,912	—
Other income, net	(27)	(375)	(1,119)	(616)
Income before income taxes	48,704	24,640	209,975	59,909
Income tax expense	13,911	1,207	60,305	5,480
Net income attributable to common stockholders	$34,793	$23,433	$149,670	$54,429

Other comprehensive income:
Unrealized foreign currency translation loss, net of tax	(38)	(2)	(80)	(32)
Comprehensive income	$34,755	$23,431	$149,590	$54,397

Net income per share attributable to common stockholders - Basic	$0.94	$0.63	$4.02	$1.49

Net income per share attributable to common stockholders - Diluted	$0.93	$0.62	$3.97	$1.46

Weighted average common shares outstanding:
Basic	37,101	36,963	37,200	36,593
Diluted	37,492	37,582	37,741	37,276

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended September 30, 2022 and 2021
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2022	37,523	$4	$320,000	$(1,335)	$92,142	$—	$410,811
Equity compensation	—	—	1,491	—	—	—	1,491
Stock repurchase and retirement	(1,015)	—	(24,348)	—	—	—	(24,348)
Foreign currency translation adjustment, net of taxes	—	—	—	(38)	—	—	(38)
Net income	—	—	—	—	34,793	—	34,793
Balances at September 30, 2022	36,508	$4	$297,143	$(1,373)	$126,935	$—	$422,709

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2021	36,962	$4	$316,644	$(1,310)	$(123,741)	$534	$192,131
Vesting of restricted stock	2	—	—	—	—	—	—
Equity compensation	—	—	1,771	—	—	—	1,771
Foreign currency translation adjustment, net of taxes	—	—	—	(2)	—	—	(2)
Dissolution of noncontrolling interest	—	—	—	—	—	(324)	(324)
Distribution to noncontrolling shareholder	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	23,433	—	23,433
Balances at September 30, 2021	36,964	$4	$318,415	$(1,312)	$(100,308)	$—	$216,799

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2022 and 2021
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$—	$297,528
Vesting of restricted stock	499	—	(5,267)	—	—	—	(5,267)
Equity compensation	—	—	5,206	—	—	—	5,206
Stock repurchase and retirement	(1,015)	—	(24,348)	—	—	—	(24,348)
Foreign currency translation adjustment, net of taxes	—	—	—	(80)	—	—	(80)
Net income	—	—	—	—	149,670	—	149,670
Balances at September 30, 2022	36,508	$4	$297,143	$(1,373)	$126,935	$—	$422,709

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909
Vesting of restricted stock	479	—	(2,230)	—	—	—	(2,230)
Equity compensation	—	—	5,257	—	—	—	5,257
Foreign currency translation adjustment, net of taxes	—	—	—	(32)	—	—	(32)
Acquisition of WSG	308	—	5,000	—	—	—	5,000
Dissolution of noncontrolling interest	—	—	—	—	—	(324)	(324)
Distribution to noncontrolling shareholder	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	54,429	—	54,429
Balances at September 30, 2021	36,964	$4	$318,415	$(1,312)	$(100,308)	$—	$216,799

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Consolidated net income	$149,670	$54,429
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,414	7,132
Provision for allowances	10,016	3,836
Deferred income tax expense	2,797	2,797
Non-cash lease expense	1,437	1,866
Impairment charges	5,597	2,070
Loss on early extinguishment of debt	1,912	—
Equity compensation	5,206	5,257
Other non-cash costs	64	833
Changes in operating assets and liabilities:
Accounts receivable	(127,003)	(122,887)
Prepaid expenses and other assets	1,236	(259)
Income taxes	(13,220)	759
Accounts payable and accrued expenses	87,156	36,675
Operating lease liabilities	(3,817)	(4,592)
Other	(735)	(169)
Net cash provided by (used in) operating activities	129,730	(12,253)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(24,470)
Purchases of property and equipment	(6,763)	(4,890)
Net cash used in investing activities	(6,763)	(29,360)

Cash flows from financing activities
Proceeds from term loan	—	100,000
Principal payments on term loan	(50,438)	(250)
Debt issuance costs	(3,159)	(4,573)
Borrowings under Senior Secured Asset-Based revolving credit facility	1,275,808	288,467
Repayments on Senior Secured Asset-Based revolving credit facility	(1,275,808)	(337,876)
Cash paid for shares withheld for taxes	(5,267)	(2,230)
Principal payments on note payable	(2,426)	(2,426)
Stock repurchase and retirement	(24,348)	—
Payment of contingent consideration	(7,500)	—
Other	(536)	(243)
Net cash (used in) provided by financing activities	(93,674)	40,869

Effect of exchange rate changes on cash	(9)	(14)
Change in cash and cash equivalents	29,284	(758)
Cash and cash equivalents at beginning of period	1,036	1,600
Cash and cash equivalents at end of period	$30,320	$842

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

Cross Country Talent Acquisition Group, LLC was a joint venture controlled but not wholly-owned by the Company. Effective December 31, 2020, the sole professional staffing services agreement held by this joint venture was terminated and, as a result, the Company dissolved Cross Country Talent Acquisition Group, LLC in the third quarter of 2021.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See the condensed consolidated balance sheets and statements of cash flows.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, in context of the unknown future impacts of the global COVID pandemic using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) revenue recognition; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies; and (viii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates, including management's expectations at the time regarding the duration, scope, and severity of the pandemic, as well as other factors, could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from clients and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its clients.

The Company is also subject to additional risks and uncertainties due to the ongoing COVID pandemic. The extent of the impact on the Company’s business is highly uncertain and difficult to predict.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at September 30, 2022 and December 31, 2021 totaled $161.2 million and $140.0 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2022	2021
	(amounts in thousands)
Balance at January 1	$6,087	$3,416
Bad Debt Expense	2,369	504
Write-Offs, net of Recoveries	(365)	(699)
Balance at March 31	8,091	3,221
Bad Debt Expense	3,192	466
Write-Offs, net of Recoveries	(426)	(358)
Balance at June 30	$10,857	$3,329
Bad Debt Expense	1,101	1,441
Write-Offs, net of Recoveries	(593)	(138)
Balance at September 30	$11,365	$4,632

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of September 30, 2022 and December 31, 2021 was $1.4 million and $0.8 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are U.S. based healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2022 and 2021, or the accounts receivable balance as of September 30, 2022 and December 31, 2021.

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

Reconciliation of the employee termination costs and lease-related exit costs (benefits) beginning and ending liability balance is presented below:

	Employee Termination	Lease-Related
	(amounts in thousands)
Balance at January 1, 2022	$160	$2,423
Charged to restructuring(a)	—	389
Payments and adjustments	(160)	(192)
Balance at March 31, 2022	—	2,620
Charged to restructuring(a)	200	(1,379)
Payments	—	(202)
Balance at June 30, 2022	$200	$1,039
Charged to restructuring(a)	735	1,755
Payments	(24)	(254)
Balance at September 30, 2022	$911	$2,540
________________
(a) Restructuring costs in the condensed consolidated statements of operations for the nine months ended September 30, 2022 include a benefit of $1.4 million in the second quarter of 2022 associated with the early termination of the lease for one of the Company's corporate offices which was previously restructured.

3.    REVENUE RECOGNITION

The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended September 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$592,398	$22,811	$615,209
Other Services	19,872	1,017	20,889
Total	$612,270	$23,828	$636,098

	Three Months ended September 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$347,115	$18,055	$365,170
Other Services	9,024	711	9,735
Total	$356,139	$18,766	$374,905

	Nine Months ended September 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$2,053,935	$66,122	$2,120,057
Other Services	55,358	2,976	58,334
Total	$2,109,293	$69,098	$2,178,391

	Nine Months ended September 30, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$961,608	$48,534	$1,010,142
Other Services	23,727	2,104	25,831
Total	$985,335	$50,638	$1,035,973
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

The acquisition was not significant and has been accounted for using the acquisition method of accounting. Associated immaterial acquisition-related costs incurred have been included in acquisition and integration-related costs on the Company's condensed consolidated statements of operations for the nine months ended September 30, 2022.

Cross Country Workforce Solutions Group (CCWSG)

On June 8, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. (WSG) for a purchase price of $25.0 million in cash and $5.0 million in shares (or 307,730 shares) of the Company's common stock. The parties agreed to a final net working capital reduction of $1.1 million, which was received in the fourth quarter of 2021. The transaction was treated as a purchase of assets for income tax purposes.

The sellers are also eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. In the third quarter of 2022, the Company determined that the contingent consideration earnout was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. The remaining earnout liability's carrying amount of $7.5 million is included in current portion of earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

5.    COMPREHENSIVE INCOME

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.4 million at September 30, 2022 and $1.3 million at December 31, 2021.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$34,793	$23,433	$149,670	$54,429

Denominator:
Weighted average common shares - Basic	37,101	36,963	37,200	36,593
Effect of diluted shares:
Share-based awards	391	619	541	683
Weighted average common shares - Diluted	37,492	37,582	37,741	37,276

Net income per share attributable to common stockholders - Basic	$0.94	$0.63	$4.02	$1.49

Net income per share attributable to common stockholders - Diluted	$0.93	$0.62	$3.97	$1.46

The following table represents the share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(amounts in thousands)
Share-based awards	$—	$—	73	9

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$33,430	$21,125	$12,305	$30,530	$18,375	$12,155
Customer relationships	47,738	20,649	27,089	47,738	17,581	30,157
Non-compete agreements	4	3	1	304	272	32
Trade names	30	12	18	—	—	—
Software	1,700	270	1,430	—	—	—
Other intangible assets, net	$82,902	$42,059	$40,843	$78,572	$36,228	$42,344
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of September 30, 2022, estimated annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2022	$2,020
2023	8,051
2024	7,399
2025	6,840
2026	5,632
Thereafter	10,901
$40,843

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2021
Aggregate goodwill acquired	$396,446	$43,405	$439,851
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	116,683	2,807	119,490

Changes to aggregate goodwill in 2022
Goodwill acquisition adjustment - Selected (a)	(6,130)	—	(6,130)

Balances as of September 30, 2022
Aggregate goodwill acquired	390,316	43,405	433,721
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$110,553	$2,807	$113,360
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

As of September 30, 2022 and 2021, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company's current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, including its assumptions on the impact and timing related to COVID, there can be no assurance that the estimates and assumptions management used for purposes of its qualitative assessment as of September 30, 2022 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. As of September 30, 2022, the Company performed a qualitative assessment of its trade names and other intangible assets and, as a result, the Company wrote off a discontinued IT project and recorded a $1.9 million impairment charge. During the nine months ended September 30, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.

8.    DEBT

The Company's long-term debt consists of the following:

	September 30, 2022		December 31, 2021
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 8.83% and 6.50% at September 30, 2022 and December 31, 2021, respectively	$123,875	$(3,320)	$174,312	$(5,396)
Senior Secured Asset-Based Loan, interest of 4.58% and 1.60% at September 30, 2022 and December 31, 2021, respectively	9,200	(3,642)	9,200	(991)
Note Payable, interest of 2.00% per annum at December 31, 2021	—	—	2,426	—
Total debt	133,075	(6,962)	185,938	(6,387)
Less current portion - Note Payable	—	—	2,426	—
Less current portion - Term Loan	—	—	1,750	—
Long-term debt	$133,075	$(6,962)	$181,762	$(6,387)

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
Late in the second quarter of 2022, the Company made an optional prepayment of $50.0 million on its term loan. The Company was entitled to determine the application of the prepayment, which was applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027. As of September 30, 2022, the aggregate schedule for maturities of debt are as follows:

	Term Loan	Senior Secured Asset-Based Loan
(amounts in thousands)
Through Years Ending December 31:
2022	$—	$—
2023	—	—
2024	—	—
2025	—	—
2026	—	—
Thereafter	123,875	9,200
Total	$123,875	$9,200
2021 Term Loan Credit Agreement
On June 8, 2021, the Company entered into a Term Loan Credit Agreement (Term Loan Agreement) with certain lenders identified therein (collectively, the Lenders) and Wilmington Trust, National Association as administrative agent and collateral agent, pursuant to which the Lenders extended to the Company a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan has an interest rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 5.75% per annum, subject to a 0.75% LIBOR floor. The term loan was used to pay the cash consideration, as well as any costs, fees, and expenses in connection with the WSG acquisition (see Note 4 - Acquisitions), with the remainder used to pay down a portion of the asset-based credit facility. Fees paid in connection with the Term Loan Agreement have been included as debt issuance costs and as a reduction to the carrying amount of the term loan and are expected to be amortized to interest expense over the term of the Term Loan Agreement.

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of September 30, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.
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

In addition to its scheduled payments, on June 23, 2022, the Company made an optional prepayment of $50.0 million to reduce interest costs, and paid a prepayment premium of $0.5 million pursuant to the Term Loan Agreement. As a result of the early prepayment, debt issuance costs of $1.4 million were written off in the three months ended June 30, 2022. The prepayment premium and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the condensed consolidated statements of operations.

The term loan is secured by a second-priority security interest in the collateral as defined in the ABL Credit Agreement (Loan Agreement) (as described below), and Wells Fargo Bank, National Association as agent, as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, and Fifth Amendment to the Loan Agreement. The lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders are set forth in the Intercreditor Agreement, by and among Wells Fargo Bank, National Association, as first lien agent, and Wilmington Trust, National Association, as second lien agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time in accordance with the terms thereof dated June 8, 2021 (Intercreditor Agreement).
2019 Loan Agreement
Effective October 25, 2019, the Company terminated its commitments under its prior senior credit facility entered into in August 2017 and entered into a Loan Agreement, by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo, PNC Bank N.A., as well as other Lenders (as defined therein) from time to time parties thereto. The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million (as described below), including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
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
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At September 30, 2022, borrowing base availability under the ABL was $300.0 million and the Company had $9.2 million of borrowings drawn, as well as $17.5 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $273.3 million of excess availability.
As of September 30, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of September 30, 2022. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

9.    LEASES

The Company's lease population of its right-of-use assets and lease liabilities is substantially related to the rental of office space. The Company enters into lease agreements as a lessee that may include options to extend or terminate early. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases, such as receiving up to a specified dollar amount to construct tenant improvements. These leases do not include residual value guarantees, covenants, or other restrictions.

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $2.8 million and $1.7 million for the nine months ended September 30, 2022 and 2021, respectively. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the nine months ended September 30, 2022 and 2021, the Company wrote off an immaterial amount of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	September 30, 2022	December 31, 2021
	(amounts in thousands)
Operating lease right-of-use assets	$3,249	$7,488
Operating lease liabilities - current	$4,489	$4,090
Operating lease liabilities - non-current	$5,493	$10,853

	September 30, 2022	December 31, 2021
Weighted average remaining lease term	2.4 years	3.4 years
Weighted average discount rate	6.31%	6.39%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of September 30, 2022:

(amounts in thousands)
Years Ending December 31:
2022	$854
2023	5,135
2024	3,047
2025	1,886
Total minimum lease payments	10,922
Less: amount of lease payments representing interest	(940)
Present value of future minimum lease payments	9,982
Less: operating lease liabilities - current	(4,489)
Operating lease liabilities - non-current	$5,493

Other Information

The table below provides information regarding supplemental cash flows:

	Nine Months Ended
	September 30,
	2022	2021
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,446	$4,692
Right-of-use assets acquired under operating lease	$59	$1,088

The components of lease expense are as follows:

	Three Months Ended
	September 30,
	2022	2021
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$596	$848
Short-term lease expense	$1,743	$1,033
Variable and other lease costs	$2,027	$419

	Nine Months Ended
	September 30,
	2022	2021
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations:
Operating lease expense	$2,043	$2,700
Short-term lease expense	$4,128	$2,523
Variable and other lease costs	$1,674	$1,638

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material. Variable and other lease costs for the nine months ended September 30, 2022 include a benefit associated with the early termination of a lease for one of the Company's corporate offices which was previously restructured.

As of September 30, 2022, the Company did not have any material operating leases which had not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	September 30, 2022	December 31, 2021
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,219	$1,398
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,317	$2,457

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The nine months ended September 30, 2022 and 2021 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated. The nine months ended September 30, 2022 also included impairment charges primarily related to the write-off of a discontinued IT project in the third quarter of 2022. Accordingly, as of September 30, 2022 and 2021, these assets were recorded at fair value using Level 3 inputs. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases for more information about these fair value measurements.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. Other financial instruments not measured or recorded at fair value include: (i) note payable, (ii) ABL, (iii) term loan, (iv) earnout liabilities related to the WSG acquisition, and (v) earnout liabilities related to the Selected acquisition, as discussed below.

(i) The Company paid the third and final installment on its note payable in the first quarter of 2022. Due to its relatively short-term nature, the carrying value of the note payable approximated its fair value. (ii) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (iii) The estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iv) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. In the third quarter of 2022, the Company determined that the contingent consideration earnout related to the WSG acquisition was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. The remaining earnout liability's carrying amount approximates fair value and is included in current portion of earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions. (v) Potential earnout payments related to the Selected acquisition were contingent upon meeting certain performance requirements based on 2022 and 2023 revenues. The earnout liability's carrying amount approximates fair value and was included in current portion of earnout liability and non-current earnout liability on the condensed consolidated balance sheets. In the second quarter of 2022, the Company determined that the contingent consideration earnout related to the Selected acquisition would not be achieved for 2022 and 2023 and, as a result, the entire liability was reversed. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(amounts in thousands)
Financial Liabilities:
(Level 2)
Note Payable	$—	$—	$2,426	$2,426
Senior Secured Asset-Based Loan	$9,200	$9,200	$9,200	$9,200
Term Loan, net	$123,875	$120,023	$174,312	$174,845
Earnout Liability (WSG)	$7,500	$7,500	$15,000	$15,000
Earnout Liability (Selected)	$—	$—	$1,500	$1,500

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 16, 2022, the Company's Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby the Company may repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The New Repurchase Program was effective immediately and may be discontinued at any time at the Board's discretion. In addition to the repurchase of $100.0 million of its shares of common stock under the New Repurchase Program, the Company was authorized to continue to repurchase any remaining shares available for repurchase under the Company's previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, the Company commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the third quarter, the Company repurchased and retired, under both the Prior Repurchase Program and the New Repurchase Program, a total of 1,014,815 shares of common stock for $24.3 million, at an average market price of $23.97 per share. During the three and nine months ended September 30, 2021, the Company did not repurchase any shares of its common stock.

As of September 30, 2022, the Company had $87.2 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in the Company's Loan Agreement and Term Loan Agreement. At September 30, 2022, the Company had 36,508,529 unrestricted shares of common stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the nine months ended September 30, 2022:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2022	1,039,455	$9.75	522,166	$8.64
Granted	287,774	$20.76	171,873	$18.94
Vested	(575,051)	$9.14	(170,278)	$7.03
Forfeited	(79,520)	$14.10	(47,675)	$12.33
Unvested restricted stock awards, September 30, 2022	672,658	$14.47	476,086	$12.56

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

During the three and nine months ended September 30, 2022, $1.5 million and $5.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments. During the nine months ended September 30, 2022, a net of 499,700 shares of common stock were issued upon the vesting of restricted and performance stock. No shares vested during the three months ended September 30, 2022.

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

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related costs, restructuring (benefits) costs, legal settlement charges, impairment charges, and corporate overhead. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$612,270	$356,139	$2,109,293	$985,335
Physician Staffing	23,828	18,766	69,098	50,638
	$636,098	$374,905	$2,178,391	$1,035,973

Contribution income:
Nurse and Allied Staffing	$77,838	$40,645	$285,506	$113,346
Physician Staffing	837	910	3,822	2,900
	78,675	41,555	289,328	116,246

Corporate overhead (a)	16,447	12,049	50,284	40,326
Depreciation and amortization	3,214	2,680	9,414	7,132
Acquisition and integration-related costs	490	61	530	985
Restructuring costs	2,493	318	1,859	2,391
Impairment charges	3,856	—	5,597	2,070
Income from operations	$52,175	$26,447	$221,644	$63,342
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of September 30, 2022 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three and nine months ended September 30, 2022, the Company calculated its effective tax rate estimating its annual effective tax rate, as opposed to the three and nine months ended September 30, 2021 whereby the Company calculated its effective tax rate based on year-to-date results. The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 28.6% and 28.7%, respectively, including the impact of discrete items, and 28.6% and 29.3%, respectively, excluding discrete items. The Company's effective tax rate for the three and nine months ended September 30, 2021 was 4.9% and 9.1%, respectively, including the impact of discrete items, and 4.9% and 5.9%, respectively, excluding discrete items. The effective tax rate for the three and nine months ended September 30, 2022 was primarily impacted by federal and state taxes. As a result of the Company's valuation allowance on substantially all of its domestic deferred tax assets, the effective tax rate for the three and nine months ended September 30, 2021 was primarily impacted by international taxes and state taxes, while the effective tax rate for the nine months ended September 30, 2021 was also impacted by additional valuation allowance required as a result of the WSG acquisition.

During the fourth quarter of 2021, the Company concluded that it was more likely than not that a benefit from a substantial portion of its United States federal and state deferred tax assets would be realized and released the majority of its valuation allowance. As of December 31, 2021, the Company had an immaterial amount of valuation allowance on its deferred tax assets related to state net operating losses not expected to be realized before expiration. There was no valuation allowance related to state net operating losses as of September 30, 2022.

On August 16, 2022, President Biden signed the Inflation Reduction Act (the IRA) into law in the U.S. Among other changes, the IRA introduced an excise tax on certain stock repurchases by certain covered corporations for taxable years beginning after December 31, 2022. Based on its current estimates and pending future guidance to be issued by the Internal Revenue Service, the Company does not believe these provisions will have a material impact on its consolidated financial statements.

The tax years 2012 through 2021 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and nine months ended September 30, 2022 and 2021, the Company incurred an immaterial amount in expenses. The Company had immaterial payable balances at September 30, 2022 and December 31, 2021.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.7 million and $1.5 million for the three and nine months ended September 30, 2022, respectively, and an immaterial amount for the three and nine months ended September 30, 2021. Accounts receivable due from these entities was an immaterial amount at September 30, 2022 and December 31, 2021.

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, who is currently a business unit president with the Company, is an agent of the lessor. The lease term for WSG's headquarters expires on December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the three and nine months ended September 30, 2022 and the three months ended September 30, 2021. The Company had no payable balance at September 30, 2022 and December 31, 2021.

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

17.    SUBSEQUENT EVENTS

Acquisition

On October 3, 2022, the Company completed the acquisition of substantially all of the assets and certain liabilities of Mint Medical Physician Staffing, LP (Mint) and Lotus Medical Staffing LLC (Lotus). Mint and Lotus place healthcare professionals in locum tenens positions throughout the country. The purchase price of the acquisition was paid for with a proportional combination of cash and shares of the Company's common stock. The acquisition was not significant to the Company's condensed consolidated financial statements.

Debt Prepayment

On October 26, 2022, the Company made an optional prepayment on its term loan, resulting in a prepayment premium and the write-off of debt issuance costs. The prepayment was applied to the remaining balloon payment in 2027.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2021 (2021 Form 10-K) (including Part I, Item 1A. "Risk Factors"), our financial statements and the accompanying notes to our financial statements, as well as the Risk Factors contained herein.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single- and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we continually evaluate opportunities to acquire companies that would complement or enhance our business, like Selected and Workforce Solutions Group, Inc. (WSG).

Our workforce solutions include managed service programs (MSPs), recruitment process outsourcing (RPO), project management, and other outsourcing and consultative services as described in Item 1. “Business” in our 2021 Form 10-K. By utilizing the solutions we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program, which we believe is closely aligned with our core values to create a better future for our people, communities, and our stockholders.

The operating results of our business segments are regularly reviewed by the chief operating decision maker.

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 96% of our total revenue in the third quarter of 2022. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to clients such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, RPO, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 4% of our total revenue in the third quarter of 2022. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended September 30, 2022, revenue from services increased 70% year-over-year to $636.1 million, due to continued growth in both our Nurse and Allied Staffing and Physician Staffing segments. The year-over-year revenue increase was primarily driven by an increase in professionals on assignment and volume growth. In the third quarter of 2022, revenue decreased 16% sequentially, primarily due to average bill rates declining in the low double digits and a decrease in billable hours, as anticipated. Net income attributable to common stockholders in the third quarter of 2022 was $34.8 million, as compared to $23.4 million for the same period in the prior year.

For the remainder of 2022, average travel bill rates are anticipated to experience a high single-digit sequential decline. Looking to 2023, we anticipate continued organic growth, driving further market share gains despite potential headwinds from changing bill rates or demand from certain specialties. We remain committed to continued investments in our people and technology, including the ongoing rollout of our proprietary vendor-neutral offering, Intellify.

On September 13, 2022, we entered into an agreement to acquire locums companies Mint and Lotus, which closed on October 3, 2022.

For the three months ended September 30, 2022, cash flow provided by operating activities was $140.6 million, with net borrowings of $9.2 million on our senior secured asset-based credit facility (ABL), and an increase in working capital stemming from an increase in accounts receivable partly offset by the timing of disbursements. As of September 30, 2022, we had $30.3 million of cash and cash equivalents, a portion of which was subsequently used to complete the acquisition of Mint and Lotus as noted above. As of September 30, 2022, we had a principal balance of $123.9 million outstanding on our term loan, and borrowing base availability under the ABL was $300.0 million, with $9.2 million of borrowings drawn under our ABL, and $17.5 million of undrawn letters of credit outstanding, leaving $273.3 million of excess availability.

In the third quarter of 2022, our Board of Directors authorized the New Repurchase Program, whereby we may repurchase up to $100.0 million of our shares of common stock. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the quarter, we repurchased, under both the Prior Repurchase Program and the New Repurchase Program, a total of 1,014,815 shares of common stock for $24.3 million, at an average market price of $23.97 per share.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	77.4	77.6	77.6	78.0
Selling, general and administrative expenses	12.6	14.1	11.2	14.4
Bad debt expense	0.2	0.4	0.3	0.3
Depreciation and amortization	0.5	0.7	0.4	0.7
Acquisition and integration-related costs	0.1	—	—	0.1
Restructuring costs	0.4	0.1	0.1	0.2
Impairment charges	0.6	—	0.2	0.2
Income from operations	8.2	7.1	10.2	6.1
Interest expense	0.5	0.6	0.5	0.4
Loss on early extinguishment of debt	—	—	0.1	—
Other income, net	—	(0.1)	—	(0.1)
Income before income taxes	7.7	6.6	9.6	5.8
Income tax expense	2.2	0.3	2.7	0.5
Net income attributable to common stockholders	5.5%	6.3%	6.9%	5.3%

Comparison of Results for the Three Months Ended September 30, 2022 and the Three Months Ended September 30, 2021

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2022	2021	$	%
	(Amounts in thousands)
Revenue from services	$636,098	$374,905	$261,193	69.7%
Direct operating expenses	492,553	291,111	201,442	69.2%
Selling, general and administrative expenses	80,216	52,847	27,369	51.8%
Bad debt expense	1,101	1,441	(340)	(23.6)%
Depreciation and amortization	3,214	2,680	534	19.9%
Acquisition and integration-related costs	490	61	429	703.3%
Restructuring costs	2,493	318	2,175	684.0%
Impairment charges	3,856	—	3,856	100.0%
Income from operations	52,175	26,447	25,728	97.3%
Interest expense	3,498	2,182	1,316	60.3%
Other income, net	(27)	(375)	348	92.8%
Income before income taxes	48,704	24,640	24,064	97.7%
Income tax expense	13,911	1,207	12,704	NM
Net income attributable to common stockholders	$34,793	$23,433	$11,360	48.5%
NM - Not meaningful

Revenue from services

Revenue from services increased 69.7% to $636.1 million for the three months ended September 30, 2022, as compared to $374.9 million for the three months ended September 30, 2021, due to strong performance in both our Nurse and Allied Staffing and Physician Staffing segments, primarily driven by an increase in the number of professionals on assignment, as well as higher bill rates in Nurse and Allied. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $201.4 million, or 69.2%, to $492.6 million for the three months ended September 30, 2022, as compared to $291.1 million for the three months ended September 30, 2021, as a result of revenue increases. As a percentage of total revenue, direct operating expenses slightly decreased to 77.4% compared to 77.6% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 51.8% to $80.2 million for the three months ended September 30, 2022, as compared to $52.8 million for the three months ended September 30, 2021, primarily due to increases in compensation and benefit expense, as well as marketing and consulting expense and computer subscription fees. As a percentage of total revenue, selling, general and administrative expenses decreased to 12.6% for the three months ended September 30, 2022, as compared to 14.1% for the three months ended September 30, 2021.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended September 30, 2022 was $3.2 million, as compared to $2.7 million for the three months ended September 30, 2021. The increase was primarily due to the additional amortization of other intangible assets from the WSG and Selected acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.5% for the three months ended September 30, 2022 and 0.7% for the three months ended September 30, 2021.

Acquisition and integration-related costs

Acquisition and integration-related costs for the three months ended September 30, 2022 included costs for legal and advisory fees for the Mint and Lotus acquisition that closed on October 3, 2022. Acquisition and integration-related costs for the three months ended September 30, 2021 included costs for legal and advisory fees for the WSG acquisition that closed on June 8, 2021.

Restructuring costs

Restructuring costs for the three months ended September 30, 2022 and 2021 were primarily comprised of ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $2.5 million and $0.3 million, respectively. Restructuring costs for the three months ended September 30, 2022 also included employee termination costs.

Impairment charges

Non-cash impairment charges totaled $3.9 million for the three months ended September 30, 2022 and related to real estate restructuring activities and the write-off of a discontinued IT project. There were no such charges for the three months ended September 30, 2021. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $3.5 million for the three months ended September 30, 2022, as compared to $2.2 million for the three months ended September 30, 2021, due to higher average borrowings and a higher effective interest rate. The effective interest rate on our borrowings was 8.2% and 7.5% for the three months ended September 30, 2022 and 2021, respectively.

Income tax expense

Income tax expense totaled $13.9 million for the three months ended September 30, 2022, compared to $1.2 million for the three months ended September 30, 2021. The increase in income tax expense was primarily driven by federal and state taxes, as in the prior year there was a valuation allowance on substantially all of our domestic deferred tax assets. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2022 and the Nine Months Ended September 30, 2021

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2022	2021	$	%
	(Amounts in thousands)
Revenue from services	$2,178,391	$1,035,973	$1,142,418	110.3%
Direct operating expenses	1,689,647	808,124	881,523	109.1%
Selling, general and administrative expenses	243,038	149,518	93,520	62.5%
Bad debt expense	6,662	2,411	4,251	176.3%
Depreciation and amortization	9,414	7,132	2,282	32.0%
Acquisition and integration-related costs	530	985	(455)	(46.2)%
Restructuring costs	1,859	2,391	(532)	(22.3)%
Impairment charges	5,597	2,070	3,527	170.4%
Income from operations	221,644	63,342	158,302	249.9%
Interest expense	10,876	4,049	6,827	168.6%
Loss on early extinguishment of debt	1,912	—	1,912	100.0%
Other income, net	(1,119)	(616)	(503)	(81.7)%
Income before income taxes	209,975	59,909	150,066	250.5%
Income tax expense	60,305	5,480	54,825	NM
Net income attributable to common shareholders	$149,670	$54,429	$95,241	175.0%
NM - Not meaningful

Revenue from services

Revenue from services increased 110.3% to $2.2 billion for the nine months ended September 30, 2022, as compared to $1.0 billion for the nine months ended September 30, 2021, due to strong performance in both our Nurse and Allied Staffing and Physician Staffing segments, primarily driven by an increase in the number of professionals on assignment, as well as higher bill rates in Nurse and Allied. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses increased $881.5 million, or 109.1%, to $1.7 billion for the nine months ended September 30, 2022, as compared to $808.1 million for the nine months ended September 30, 2021 as a result of revenue increases. As a percentage of total revenue, direct operating expenses decreased to 77.6% compared to 78.0% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 62.5% to $243.0 million for the nine months ended September 30, 2022, as compared to $149.5 million for the nine months ended September 30, 2021, primarily due to increases in compensation and benefits, as well as marketing and consulting expense and computer subscription fees. As a percentage of total revenue, selling, general and administrative expenses decreased to 11.2% for the nine months ended September 30, 2022 as compared to 14.4% for the nine months ended September 30, 2021.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2022 was $9.4 million as compared to $7.1 million for the nine months ended September 30, 2021. The increase is primarily due to the additional amortization of other intangible assets from the WSG and Selected acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.4% for the nine months ended September 30, 2022 and 0.7% for the nine months ended September 30, 2021.

Acquisition and integration-related costs

Acquisition and integration-related costs for the nine months ended September 30, 2022 included costs for legal and advisory fees for the Mint and Lotus acquisition that closed on October 3, 2022, and an immaterial amount for the Selected acquisition that closed late in the fourth quarter of 2021. Acquisition and integration-related costs for the nine months ended September 30, 2021 included costs for legal and advisory fees for the WSG acquisition that closed on June 8, 2021.

Restructuring costs

Restructuring costs for the nine months ended September 30, 2022 and 2021 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $1.9 million and $2.4 million, respectively.

Impairment charges

Non-cash impairment charges totaled $5.6 million for the nine months ended September 30, 2022 and related to real estate restructuring activities and the write-off of a discontinued IT project. Non-cash impairment charges totaled $2.1 million for the nine months ended September 30, 2021 and related to real estate restructuring activities and the write-off of a discontinued software development project. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $10.9 million for the nine months ended September 30, 2022 as compared to $4.0 million for the nine months ended September 30, 2021, due to higher average borrowings and a higher effective interest rate. The effective interest rate on our borrowings was 8.8% for the nine months ended September 30, 2022 compared to 5.1% for the nine months ended September 30, 2021.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the nine months ended September 30, 2022 consisted of a prepayment premium and the write-off of debt issuance costs related to the optional prepayment on our term loan made in the second quarter of 2022. There were no such expenses for the nine months ended September 30, 2021.

Other income, net

For the nine months ended September 30, 2022, other income, net included a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense

Income tax expense totaled $60.3 million for the nine months ended September 30, 2022 compared to $5.5 million for the nine months ended September 30, 2021. The increase in income tax expense was primarily driven by federal and state taxes as in the prior year there was a valuation allowance on substantially all of our domestic deferred tax assets. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$612,270	$356,139	$2,109,293	$985,335
Physician Staffing	23,828	18,766	69,098	50,638
	$636,098	$374,905	$2,178,391	$1,035,973

Contribution income:
Nurse and Allied Staffing	$77,838	$40,645	$285,506	$113,346
Physician Staffing	837	910	3,822	2,900
	78,675	41,555	289,328	116,246

Corporate overhead	16,447	12,049	50,284	40,326
Depreciation and amortization	3,214	2,680	9,414	7,132
Acquisition and integration-related costs	490	61	530	985
Restructuring costs	2,493	318	1,859	2,391
Impairment charges	3,856	—	5,597	2,070
Income from operations	$52,175	$26,447	$221,644	$63,342

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2022	2021	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	12,524	9,003	3,521	39.1%
Average Nurse and Allied Staffing revenue per FTE per day	$526	$425	$101	23.8%

Physician Staffing statistical data:
Days filled	13,219	12,187	1,032	8.5%
Revenue per day filled	$1,803	$1,540	$263	17.1%

	Nine Months Ended
	September 30,	September 30,		Percent
	2022	2021	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	13,157	7,732	5,425	70.2%
Average Nurse and Allied Staffing revenue per FTE per day	$582	$462	$120	26.0%

Physician Staffing statistical data:
Days filled	38,703	31,430	7,273	23.1%
Revenue per day filled	$1,785	$1,611	$174	10.8%

See definition of Business Measurements under the Operating Metrics section of our MD&A.

Segment Comparison - Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

Nurse and Allied Staffing

Revenue increased $256.2 million, or 71.9%, to $612.3 million for the three months ended September 30, 2022, compared to $356.1 million for the three months ended September 30, 2021, through strong performance driven by volume increases and higher bill rates.

Contribution income increased $37.2 million, or 91.5%, to $77.8 million for the three months ended September 30, 2022, compared to $40.6 million for the three months ended September 30, 2021, driven by increased revenue and lower costs. As a percentage of segment revenue, contribution income margin was 12.7% for the three months ended September 30, 2022, compared to 11.4% for the three months ended September 30, 2021.

The average number of FTEs on contract during the three months ended September 30, 2022 increased 39.1% from the three months ended September 30, 2021, primarily due to headcount growth in travel nurse and allied. The average revenue per FTE per day increased 23.8%, due to the increase in the average bill rates.

Physician Staffing

Revenue increased $5.0 million, or 27.0%, to $23.8 million for the three months ended September 30, 2022, compared to $18.8 million for the three months ended September 30, 2021, primarily due to an increase in volume in both hospitalists and certified registered nurse anesthetists.

Contribution income was $0.8 million for the three months ended September 30, 2022, compared to $0.9 million for the three months ended September 30, 2021. As a percentage of segment revenue, contribution income was 3.5% for the three months ended September 30, 2022, compared to 4.8% for the three months ended September 30, 2021, driven by higher indirect costs.

Total days filled for the three months ended September 30, 2022 were 13,219, as compared with 12,187 in the prior year. Revenue per day filled was $1,803 as compared with $1,540 in the prior year.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $16.4 million for the three months ended September 30, 2022, from $12.0 million for the three months ended September 30, 2021, primarily due to increases in compensation and benefit expense, as well as legal and computer expense. As a percentage of consolidated revenue, corporate overhead was 2.6% for the three months ended September 30, 2022 and 3.2% for the three months ended September 30, 2021.

Segment Comparison - Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

Nurse and Allied Staffing

Revenue increased $1.1 billion, or 114.1%, to $2.1 billion for the nine months ended September 30, 2022, compared to $1.0 billion for the nine months ended September 30, 2021, through strong performance driven by volume increases and higher bill rates.

Contribution income increased $172.2 million, or 151.9%, to $285.5 million for the nine months ended September 30, 2022, compared to $113.3 million for the nine months ended September 30, 2021, driven by increased revenue and lower costs. As a percentage of segment revenue, contribution income margin was 13.5% for the nine months ended September 30, 2022, compared to 11.5% for the nine months ended September 30, 2021.

The average number of FTEs on contract during the nine months ended September 30, 2022 increased 70.2% from the nine months ended September 30, 2021, primarily due to headcount growth in travel nurse and allied, as well as additional headcount resulting from the WSG acquisition. The average revenue per FTE per day increased 26.0%, due to the increase in the average bill rates.

Physician Staffing

Revenue increased $18.5 million, or 36.5%, to $69.1 million for the nine months ended September 30, 2022, compared to $50.6 million for the nine months ended September 30, 2021, primarily due to an increase in volume in primary care physicians, hospitalists, and certified registered nurse anesthetists.

Contribution income was $3.8 million for the nine months ended September 30, 2022, compared to $2.9 million for the nine months ended September 30, 2021. As a percentage of segment revenue, contribution income was 5.5% for the nine months ended September 30, 2022, compared to 5.7% for the nine months ended September 30, 2021, driven by higher revenue, partially offset by higher direct and indirect costs.

Total days filled for the nine months ended September 30, 2022 were 38,703, as compared with 31,430 in the prior year. Revenue per day filled was $1,785 as compared with $1,611 in the prior year.

Corporate Overhead

Corporate overhead increased to $50.3 million for the nine months ended September 30, 2022, from $40.3 million for the nine months ended September 30, 2021, primarily due to increases in compensation and benefit expense, as well as legal, consulting, and computer expense. As a percentage of consolidated revenue, corporate overhead was 2.3% for the nine months ended September 30, 2022 and 3.9% for the nine months ended September 30, 2021.

Liquidity and Capital Resources

At September 30, 2022, we reported $30.3 million in cash and cash equivalents, $123.9 million of term loan outstanding, at par, and $9.2 million of borrowings drawn under our ABL. Working capital increased by $74.7 million to $383.2 million as of September 30, 2022, compared to $308.5 million as of December 31, 2021, primarily due to an increase in accounts receivable, partially offset by the timing of disbursements. As of September 30, 2022, our days' sales outstanding, net of amounts owed to subcontractors, was 67 days, up 6 days year-over-year and up 1 day sequentially, primarily due to the timing of revenue recognized throughout the year. As of September 30, 2022, we do not have any off-balance sheet arrangements.

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

We have an effective “shelf” registration statement on Form S-3 on file with the Securities and Exchange Commission (SEC) that enables us, in one or more offerings, to sell up to an aggregate of 5,000,000 shares of common stock. Although we do not have any current plans to use the shelf registration statement, the proceeds from any offering could be used for working capital and other general corporate purposes, or to fund acquisitions of businesses, products, and technologies.

Net cash provided by operating activities was $129.7 million in the nine months ended September 30, 2022, compared to $12.3 million used in operating activities in the nine months ended September 30, 2021, primarily due to the strength of collections of accounts receivable.

Net cash used in investing activities was $6.8 million in the nine months ended September 30, 2022, compared to $29.4 million in the nine months ended September 30, 2021. Net cash used in the nine months ended September 30, 2022 was for capital expenditures, primarily related to multiple IT projects. Net cash used in the nine months ended September 30, 2021 included $24.5 million related to the acquisition of WSG, as well as capital expenditures and the build-out of our corporate office.
Net cash used in financing activities during the nine months ended September 30, 2022 was $93.7 million, compared to $40.9 million provided by financing activities during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we used cash to repay borrowings of $50.4 million on our term loan, $2.4 million on our note payable, $5.3 million for income taxes on share-based compensation, $3.2 million in debt issuance costs, $24.3 million for share repurchases, $7.5 million for contingent consideration, and an immaterial amount for other financing activities. During the nine months ended September 30, 2021, we reported net borrowings of $100.0 million on our term loan, and used cash to repay borrowing on our ABL of $49.4 million, $0.3 million principal payment on our term loan, $2.4 million on our note payable, $4.6 million of debt issuance costs, $2.2 million for income taxes on share-based compensation, and an immaterial amount for other financing activities.

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

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of September 30, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

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

Aside from our scheduled payments, on June 23, 2022, we made an optional prepayment of $50.0 million, and paid a prepayment premium of $0.5 million pursuant to the Term Loan Agreement. As a result of the early prepayment, debt issuance costs of $1.4 million were written off in the nine months ended September 30, 2022. The prepayment premium and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the condensed consolidated statements of operations. We were entitled to determine the application of the prepayment, which was applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027.

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
As of September 30, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of September 30, 2022. Borrowing base availability under the ABL was $300.0 million at September 30, 2022, with $9.2 million of borrowings drawn as well as $17.5 million of letters of credit outstanding, leaving $273.3 million of excess availability.

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

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $1.2 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 3, 2022	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Accounting and Financial Officer)