Form 10-K
period 2022-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2023-02-23
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “merging growth company”in Rule 12b-2 of the Exchange Act: Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2022 of $20.83 as reported on the Nasdaq Global Select Market, was 729,928,318. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 15, 2023, 36,820,264 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” "the Company," or “Cross Country” in this Annual Report on Form 10-K means Cross Country Healthcare, Inc., and its consolidated subsidiaries.

Website addresses referenced in this Annual Report on Form 10-K are provided for convenience only, and the content on the referenced websites does not constitute a part of this Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, "could", and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the section titled “Item 1A - Risk Factors,” and the other documents that we file from time to time with the Securities and Exchange Commission (SEC).

Although we believe that these statements are based upon reasonable assumptions, we cannot guarantee future results, and readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date of this filing. There can be no assurance that (i) we have correctly measured or identified all of the factors affecting our business or the extent of these factors’ likely impact; (ii) the available information with respect to these factors on which such analysis is based is complete or accurate; (iii) such analysis is correct; or (iv) our strategy, which is based in part on this analysis, will be successful. Except as may be required by law, the Company undertakes no obligation to update or revise forward-looking statements.

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (Nasdaq: CCRN) is a leading tech-enabled workforce solutions and advisory firm with 36 years of industry experience and insight. We solve complex labor-related challenges for customers while providing high-quality outcomes and exceptional patient care. As a multi-year Best of Staffing® award winner, we are committed to providing an exceptionally high level of service to our customers, as well as our homecare, education, and clinical and non-clinical healthcare professionals.

Leveraging national and in-market staffing teams, we place highly qualified healthcare professionals in virtually every specialty on travel and per diem assignments, local short-term contracts, and permanent positions. We also place teachers, substitute teachers, and other education specialties at educational facilities, and healthcare leaders within nursing, allied, physician, and human resources at healthcare organizations. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. By utilizing the solutions we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We believe that our national footprint provides a unique value proposition, as we are able to engage with a broader pool of talent and offer customers a more consultative approach relying on our understanding of the local and regional markets they serve.

Since 2021, we have disclosed the following two reportable segments:

(1)    Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, recruiting, and value-added total talent solutions, including temporary and permanent placement of travel and local nurse and allied professionals, temporary placement of healthcare leaders within nursing, allied, physician, human resources, and managed services programs (MSP) services, education healthcare services, in-home care services, and outsourcing services. We also serve as a direct-hire talent acquisition partner to healthcare organizations and academic institutions throughout the nation providing a full suite of prescriptive talent management solutions, including flexible talent delivery models such as retained, outsourced, and contingent staffing. Our Nurse and Allied Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

A majority of our revenue is generated from staffing registered nurses and allied professionals on long-term travel contract assignments (typically, 13 weeks in length) at hospitals and health systems. We staff registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings. We also provide clinical and non-clinical professionals on long-term assignments to customers such as public and private acute-care and non-acute care hospitals, government facilities, public and charter schools, academic medical centers, outpatient clinics, ambulatory care facilities, physician practice groups, local and national healthcare plans, managed care providers, PACE programs, correctional facilities, and many other healthcare providers. In June 2021, we acquired the assets of Workforce Solutions Group, Inc. (WSG), which allows us to deliver critical support to some of the neediest populations by delivering professionals to the home. In December 2022, we acquired HireUp Leadership Inc. (HireUp), which partners with hospitals, academic medical centers, and clinics to recruit healthcare leaders within nursing, allied, physician, human resources, and finance.

(2)    Physician Staffing. Our Physician Staffing segment provides licensed practitioners across a broad array of specialties, as well as certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) under our Cross Country Locums® brand on temporary assignments throughout the United States (U.S.). The diverse list of customers we serve include healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. Our Physician Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

In October 2022, we acquired Mint Medical Physician Staffing, LP and Lotus Medical Staffing LLC (collectively, Mint). Mint places physicians, nurse practitioners, and physician assistants in locum tenens positions. Lotus specializes in anesthesia and surgical specialties for both locum tenens and permanent placements.

The healthcare staffing industry continues to evolve, with both healthcare providers and professionals demanding speed and placing heavier reliance on technology for fulfillment and delivery activities. According to the AKASA 2021 Annual Report on Automation, more than 66% of health systems and hospitals currently use automation tools for revenue cycle operations.

Recognizing this trend, we are continuing on a path of digital transformation and innovation across our business with continued investments in expanding our technology capabilities both on the candidate engagement and customer facing fronts. We have executed multiple initiatives to enhance our position as a leading, consultative, and strategic partner in the healthcare industry. Some of our key focus areas included personalizing the candidate experience, delivering a superior customer experience, infusing technology-enablement to drive efficiencies and increased productivity, and continuing our commitment to clinical excellence. As part of our growth strategy, we are optimizing technologies by upgrading and integrating our middle and back-office platforms and bringing our IT infrastructure and business processes onto a single cohesive platform. We expect these initiatives to drive growth through better operational execution, enhanced productivity, and a world-class customer and candidate experience.

Areas of investment also include recruitment and candidate nurturing tools, market analytics, mobile applications and self-serve capabilities, programmatic advertising, social media, and other technology. These investments enhance our recruiting capabilities and allow us to quickly respond to demand across a wide range of specialties.

In 2022, we adopted our proprietary vendor management system, IntellifyTM, which enhances a customer's visibility and management of their spend. This technology will also allow us incremental customer spend through vendor neutral offerings. We anticipate that the system will be fully deployed by 2024. In 2021, we successfully enhanced our applicant tracking system (ATS) for our travel business and upgraded our proprietary on-demand staffing platform, which has continued to improve our efficiency and candidate conversion ratios. This is just one component of our larger technology ecosystem that we believe will continue to drive productivity, thus driving revenue and profitability. We are also continuing to build out a complete self-service portal that candidates can use across the entire engagement life cycle known as GatewayTM. In 2022, and with more than 50 healthcare clinicians on our corporate staff, our Clinical Quality Council also continued to serve as an advisory committee to our entire organization and our customers.

One of our goals is also to continue to grow stockholder value by continuing to deepen our relationships with current customers and healthcare professionals, expanding the number and types of new customers we serve, growing the supply and types of specialties of our healthcare professionals, improving our operating leverage through growth and cost containment, and strengthening and broadening our market presence. This will require our continued focus on: (i) providing our workforce solutions offerings to new customers; (ii) expanding the services we provide to our current customers, including usage of

IntellifyTM; (iii) further diversifying our customer base; (iv) improving our capture rate for current MSP customers; (v) accessing more candidates; and (vi) continuing to modernize our technologies and processes to optimize our relationships with our healthcare professionals and customers.

To successfully execute our business strategy, we rely on our experienced and innovative executive and operational teams. Our executive team has extensive experience in the staffing, workforce solutions, technology services, and healthcare industries. We also foster a culture of performance, talented leadership, and collegiality that promotes the achievement of both company and personal goals. In 2020, 2021, and 2022, the Company's Co-Founder & Chairman was named to the Staffing Industry Analysts’ Staffing 100 List of the most notable leaders in the industry. One of our executives was included on Staffing Industry Analysts’ 2022 Global Power 150 - Women in Staffing List that recognizes the 100 most influential women in the Americas and 50 additional women internationally, and another executive was included in 2021 and 2020. Another executive has been recognized as one the 10 Most Influential HR Executives to Watch in 2022 by CIO Views magazine. Our Chairman of the Board of Directors was also nominated as a top staffing leader to watch in 2023 for World Staffing Awards. In addition, the Company's Chief Clinical Officer joined the Joint Commission’s Healthcare Staffing Advisory Council in 2020, a newly formed committee of staffing experts to help evaluate healthcare organizations.

COVID and Our Business

The COVID pandemic continues to challenge the nation and our industry in many ways, and highlighted the need to continue to innovate, improve our processes, and expand our services to meet the needs of our patients, employees, and our customers. As a result of the pandemic, we believe that we are more nimble and operationally efficient than we have ever been in the history of the Company. A healthcare workforce shortage brought on by a lack of educators in nursing schools, and other challenges has been compounded by the "burn-out" of healthcare professionals through the pandemic. On the other hand, the pandemic presented opportunities to healthcare professionals willing to travel and who desire to be part of the “gig” economy. We have been able to hire and retain healthcare professionals due to our positive reputation, strong culture, and improved operational performance. We believe that if we take care of our people and our communities, the rest will follow, and this has resonated with both employees and customers. This mindset and our culture were critical components that helped us navigate through the pandemic.

The pandemic significantly exacerbated labor shortages in the country, resulting in a significant increase in the compensation costs for healthcare professionals; however, that trend has abated. Fueled by heightened demand across most specialties, nurses saw significant pay increases during the pandemic causing health systems to struggle to maintain adequate core staff levels. During 2022, bill rates and pay rates began to moderate as the impact of COVID was greatly reduced. While we believe the talent shortage is likely to persist into 2023, hospitals are continuing to balance their need for temporary talent with cost cutting measures. Regardless of how rates evolve, we are committed to continuing to grow our base of clinicians on assignment and growing our market share.

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

(1)Our Healthcare Professionals.

Nurse and Allied Staffing. Our Company is well positioned to attract candidates, as clinical professionals routinely seek a wide range of diverse assignments in attractive locations, with competitive compensation and benefit packages, scheduling options, as well as a high level of service. We believe nurses and allied professionals are confident we will be able to offer them new assignments as they complete their current assignment. Each of our nurse and allied healthcare professionals is employed by us and is typically paid hourly wages and any other benefits they are entitled to receive during the assignment period. In addition, our competitive benefits generally include professional liability insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances, and housing.

Recruiters are an essential element of our Nurse and Allied Staffing business and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments. Leveraging our database of clinicians and artificial intelligence, recruiters match the supply of qualified candidates with the demand for open orders from our customers. While word-of-mouth and referrals, especially from current and former healthcare professionals we have placed, continue as our leading channel of access to candidates, we also market our brands through strategic sourcing initiatives including programmatic strategic sourcing and extensive utilization of social media and mobile applications, which have become an increasingly important component of our recruitment efforts. In addition to maintaining engaging and intuitive websites to allow potential applicants to obtain information about our Company and assignment opportunities, in 2020, we launched Cross Country Marketplace, our proprietary on-demand staffing platform, as a one-stop, self-service portal to support the candidates throughout their experience with Cross Country and are continuing to build out as a complete self-service portal that candidates can use across the entire engagement life cycle. In 2020 and 2021, we also implemented our applicant tracking system for our travel business, which modernized the way our delivery teams operate while improving the experience of our candidates. Once fully deployed, our self-service candidate portal, known as GatewayTM, will provide real-time matching to open positions.

Physician Staffing. Cross Country Locums recruits and contracts with physicians and advanced practice professionals to provide medical services for its healthcare customers. We believe physicians are attracted to us because we offer a wide variety of assignments, competitive fees, medical malpractice insurance, and a high level of service. Physician or advanced practice professionals are independent contractors and enter into agreements with Cross Country Locums to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer, for assignments ranging from a few days up to a year. Certain states mandate that various Advanced Practitioners be treated as a W-2 employee.

(2)Sales and Marketing. We take an enterprise sales approach by marketing our full capabilities across the continuum of care to hospitals, healthcare facilities, schools, and other organizations across the U.S. addressing total talent management needs. We provide flexible workforce solutions to the healthcare and school markets customizing delivery of diversified offerings meeting the specific needs of each customer.

Our delivery brands include Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Search®, Cross Country Workforce Solutions Group®, and Cross Country Education®. Our recruiters leverage the Company’s extensive databases of clinicians and healthcare professionals, as well as their expertise in their given specialties, to qualify and place candidates.

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

(4)Payment for Services. Our shared service center processes hours worked by field employees in the time and attendance systems, which in turn generate the billable transactions to our customers. Hours worked by independent contractor physicians are reported to our Cross Country Locums office. Billing for other services such as Recruitment Process Outsourcing (RPO), Search, or Project Management vary depending on the contract, but typically are invoiced upon the success of achieving agreed upon milestones or completion of specific deliverables, such as the placement of a candidate. On occasion we are able to bill for the reimbursement of certain expenses incurred, such as candidate marketing costs or set-up fees incurred for certain projects such as travel costs for internal staff.

(5)Operations. Our businesses are operated through a relatively centralized business model servicing all assignment needs of our healthcare professional employees, physicians, and customer healthcare facilities, as well as support activities such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service, and risk management. These activities are performed by a predominantly remote work from where people are most productive team, in addition to a few corporate offices.

(6)Information Systems. Various information systems are utilized to run our customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are Software as a Service (SaaS) based and hosted by our vendor partners. Our systems maintain detailed information about our customer required skillsets and status which assist us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are managed on enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. We manage our information systems with internal team members located both in the U.S. and in India. Cybersecurity remains a central focus point across our organization, with dedicated resources, iterative training for all employees, as well as a reliance on third parties engaged to assist us in monitoring and managing systems and devices, as well as detecting cyber threats and preventing breaches.

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

We provide workers’ compensation insurance coverage, professional liability coverage, and healthcare benefits for our eligible employed temporary professionals. We record estimates of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics, and include reserves for estimated claims incurred but not reported. On a quarterly basis, we estimate the healthcare claims that have occurred but have not been reported based on our historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved for such claims.

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

Services

Increasingly, we are called upon by our customers to provide creative and innovative talent sourcing strategies across a continuum of care. Over the past several years, our workforce solutions have evolved into a total talent management approach as our customers focus on maintaining high-quality patient outcomes, while improving their total labor management to address complex financial, compliance, and other challenges in the healthcare industry. As part of the evolution of our services, we consider the following: (i) solving the immediate and future needs of our customers and expanding our relationships with them; (ii) enhancing our network of healthcare professionals by improving their experience, and deepening our relationship with them; (iii) expanding our service offerings to reduce sensitivity to economic cycles; (iv) expanding our expertise with various healthcare solutions in various geographic areas of the U.S.; (v) continuing to diversify our customer base to enhance our long-term business prospects; and (vi) enhancing and expanding our technology capabilities to deliver efficient and automated services to our customer healthcare facilities. Today, our workforce solutions include:

•Managed Service Programs (MSPs). As healthcare providers continue to adopt centralized, outsourced models for managing contingent labor for both clinical and non-clinical needs, we offer an MSP in which we manage all or a portion of the customer’s staffing needs. This includes both the placement of our own healthcare professionals and the utilization of other staffing agencies to fulfill the customer’s staffing needs. We launched our first MSP in 2003, and over the years, we have grown our relationships and matured the generational models of MSPs. Today, we service more than 80 customers across more than 700 facilities, with estimated spend under management of approximately $1.7 billion annually. The benefits to our customers include cost optimization, increased certainty of supply, and visibility into their labor needs and usage, as well as market insight from our industry expertise on a broad range of topics.
•Recruitment Process Outsourcing (RPO). Through our RPO services, we offer our customers targeted recruitment solutions designed to increase core staff while reducing dependency on contract labor. Our RPO program provides support to replace or complement a customer’s existing internal recruitment functions for permanent hiring needs and is delivered to healthcare organizations throughout the country and serves to provide creative, cost and operationally efficient hiring support and labor optimization, which leads to improvements in quality of care.

•Project Management. Periodically, our customers have urgent needs that fall outside the scope of an MSP arrangement and require a more focused effort to place staff within a very short window. For example, as healthcare systems continue to upgrade their electronic medical records or encounter a labor disruption, we can provide comprehensive project management, a deployment of a full staffing plan, and ultimately an organized volume of quality healthcare professionals during the process so that our customers may continue to deliver quality care.
•Retained and Contingent Search. Similar to RPO, we seek to identify and place candidates in full-time roles with our customers, across clinical and executive or administrative functions. These services are offered for specific roles and depending on the customer’s needs will be contracted either on a retainer basis, with guaranteed fees or a contingent basis, which has a success fee once the placement has occurred.
•Other Services. Though not a material part of our business, we offer customers other value-added services such as Internal Resource Pool Consulting & Development (IRP), Optimal Workforce Solutions (OWS), and a SaaS-based proprietary vendor-neutral platform, IntellifyTM. These services seek to augment our customer’s capabilities with managing, supplementing and outsourcing aspects of their internal processes of managing their workforce.

Our Geographic Markets and Customer Base
In 2022, 2021, and 2020, our revenue was generated primarily in the U.S., and all of our long-lived assets were located in the U.S. and India. We provide our staffing services and workforce solutions in all 50 states. During 2022, the largest percentage of our revenue was concentrated in Florida, California, New York, and Tennessee. We provide services to public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, public and charter schools, correctional facilities, government facilities, retailers, and many other healthcare providers. For the years ended December 31, 2022, 2021, and 2020, no customer accounted for more than 10% of our revenue.

Our Industry

We compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts September 2022 report estimates the 2022 healthcare staffing markets had an aggregate market size of $55.1 billion, of which $33.1 billion was travel nursing, $7.0 billion was per diem nursing, $9.6 billion was allied health, and $5.4 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, of which we believe the most significant are the following:

Supply and Demand Drivers
Healthcare Backdrop. According to the Staffing Industry Analysts “US Staffing Industry Pulse Survey Report" (November 2022), travel nurse staffing growth slowed but was still up 27% year-over-year, while locum tenens was up 27%, per diem nursing was up 13%, and allied healthcare was up 21%. Staffing Industry Analysts “US Staffing Industry Forecast: September 2022 Update” (September 13, 2022) forecasts moderate continued expansion in the per diem nurse, locum tenens, and allied segments, but a decline in the travel nurse segment as health systems wind down their volume of travelers and as pay rates moderate, with only mild continuing impacts from the pandemic. According to the most recent Bureau of Labor Statistics 10-year projections (September 8, 2022), overall, employment is expected to grow 0.5% annually, with the healthcare and social assistance sector adding the most new jobs (2.6 million). Within healthcare, the individual and family services industry is projected to increase the fastest with an annual growth rate of 2.8%. Employment growth in healthcare is expected to be driven by the aging baby-boomer population and a higher prevalence of chronic conditions.

Supply of Nurses. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (September 8, 2022), employment of registered nurses is projected to grow 6%, or 195,400, from 2021 to 2031, about as fast as the average for all occupations. The RN workforce is expected to grow from 3.1 million in 2021 to 3.3 million in 2031. The Bureau also projects the need for an additional 203,200 new RNs each year, on average, through 2031, factoring in nurse retirements and workforce exits.

Physician Shortage. According to the Bureau of Labor Statistics' Occupational Outlook Handbook (September 8, 2022), employment of physicians and surgeons is projected to grow 3% from 2021 to 2031, slower than the average for all occupations. Despite limited employment growth, about 23,800 openings for physicians and surgeons are projected each year, on average, over the decade. According to the Association of American Medical Colleges (AAMC) “The Complexities of Physician Supply and Demand: Projections From 2019 to 2034” (June 2021), the United States is expected to face a shortage of physicians. The projections show a shortage ranging between 37,800 and 124,000 by

2034 as demand for physicians continues to outpace supply, according to AAMC, including shortfalls in both primary and specialty care.

Increased Need for Healthcare and Special Education Services in Schools. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education" (May 31, 2022), in 2020-21, the number of students ages 3-21 who received special education services under the Individuals with Disabilities Education Act (IDEA) was 7.2 million, or 15% of all public school students. The IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses and other healthcare professionals while at school.

Macro Drivers of Demand. The number of Americans ages 65 and older will more than double over the next 40 years and is projected to reach 80 million in 2040. The number of adults ages 85 and older, the group most often needing help with basic personal care, will nearly quadruple between 2000 and 2040. The latest data from the U.S. Department of Health and Human Services (HHS) estimates that there are more than 1.4 million residents living in nursing homes across the country. According to a survey conducted by the American Health Care Association (AHCA) “Survey: Nursing Homes Still Facing Staffing & Economic Crisis” (June 6, 2022), the lack of available staff has forced 61% of nursing homes nationwide to limit new patient admissions, with 87% currently facing moderate to high staffing shortages, and more than 70% hiring temporary agency staff.

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

Through our breadth and expertise of value-added workforce solutions, we have the ability to meet a national shift towards a more integrated delivery of healthcare which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. In today's environment, healthcare systems that experienced major cost pressures throughout the pandemic are seeking alternatives to lower costs, with a trend towards vendor neutral and tech enabled platforms. Our new technology solutions, such as IntellifyTM, will help our healthcare systems customers better manage their spend. By offering travel, per diem, and permanent placement of a variety of healthcare professionals, we are able to present many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities.

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

From a candidate attraction standpoint, we have an extensive customer base with hospitals and healthcare facilities, and other healthcare providers, throughout the U.S. As a result, we have a diverse portfolio of assignments for our healthcare professionals to choose from. Healthcare professionals apply with us through our differentiated nursing, locum tenens, and allied healthcare recruitment brands. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions in the current dynamic marketplace. Our applicant tracking system for our travel nurse and allied business provides a world-class candidate experience. Once fully deployed, our self-service candidate portal, known as GatewayTM, will provide real-time matching to open positions.

Staffing Industry Analysts recognized us as a leading healthcare staffing firm in the U.S., with 4% market share in 2021. We rank as one of the largest firms in travel nurse staffing, per diem nurse staffing, allied healthcare staffing, and locum tenens. Some of our traditional competitors in the workforce solutions, healthcare staffing, and search businesses include: AMN Healthcare Services, CHG Healthcare Services, Jackson Healthcare, Aya Healthcare, ProLink Staffing,

Ingenovis Health, and Medical Solutions. In recent years, several technology-enabled companies have entered the market, though at present we believe the current scale is limited.

Seasonality

The number of healthcare professionals on assignment with us is subject to seasonal fluctuations which may impact our quarterly revenue and earnings. Hospital patient census and staffing needs of our hospital and healthcare facilities may fluctuate, for example, during flu season. This seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Certifications

The staffing businesses of our brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. The Joint Commission is the recognized global leader for health care accreditation. Certification promotes a culture of excellence across the organization and is recognized nationwide as a symbol of quality that reflects an organization's commitment to meeting certain performance standards. In addition, Credent Verification and Licensing Services, a subsidiary of Medical Doctor Associates, is certified by the NCQA.

Regulations
Our business is subject to regulation by numerous governmental authorities in the jurisdictions in which we operate throughout the U.S. Complex federal and state laws and regulations govern, among other things, the licensure of professionals, the payment of our employees (e.g., wage and hour laws, employment taxes, and income tax withholdings, etc.), state licensing and reporting requirements, and the general operations of our business, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations require a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Corporate Social Responsibility

The Board of Directors (Board) regularly meets with management to discuss Environmental, Social, and Governance (ESG)-related topics.

ESG Overview - 2022 Highlights:

During 2022, we continued to expand our ESG efforts and promote our responsible use of resources to continue sustainable growth, including with respect to the following:

•Board-level oversight of ESG matters.
•Our Board of Directors has full responsibility for risk oversight, which occurs at the full Board level and at committees. In 2022, the Board identified certain “key” risk areas and specifically assigned those risks to certain committees for additional oversight and those committees report directly to the Board on those matters.
•Audit Committee – oversight of risk management relating to environmental and climate risks, and cybersecurity and data protection.
•Compensation Committee – oversight of human capital management and retention risks, and oversight of our diversity, equity, and inclusion programs.
•Governance and Nominating Committee – oversight of governance-related risks.

•Social Community Efforts.
•We further expanded our social community efforts to now include: a partnership with the Florida Land Conservation, scholarships to the American Black Nurses Association, charitable work for the Alzheimer’s Foundation, the creation of new Employee Resource Groups (e.g. LGBTQ+, the Green Group), and participating in the One Tree Planted program to plant more than 3,000 trees in the Northwest region of the United States on behalf of one of our customers.
•We successfully maintained the Company’s diversity of corporate employees to include 78% women and more than 40% individuals from underrepresented communities.
•We focused on the health and well-being of our employees by establishing a Compassion Fund for corporate employees suffering financial hardships, adding a paid volunteer day off for corporate employees to serve our communities, providing a psychologist and group therapy as needed, continuing our 24/7 hotline for healthcare professionals, and providing a SaaS based platform to all of our employees and four family members for free so they can stay connected through a universe of classes (e.g. yoga, language, psychology and many others).
•We successfully transitioned management with a new CEO and president and Chairman of the Board. In 2022, Kevin Clark, our former Co-Founder and Chief Executive Officer, transitioned from that role to Chairman of our Board of Directors and John A. Martins, former Group President, Delivery was promoted to our President and Chief Executive Officer.

Health Equity. Our locum tenens line of business, Cross Country Locums, has been certified by the NCQA, the leader in healthcare accreditation, since 2001. We are the first publicly traded staffing firm to obtain The Joint Commission Certification, which we still hold with a Letter of Distinction. Cross Country Healthcare is rated as the top staffing and recruiting employer for women by InHerSights, and Certified™ by Great Place to Work®. For three consecutive years, we have received the Top Workplaces USA award from Energage and have also been recognized with the Top Workplaces Award for Diversity, Equity & Inclusion Practices and the Top Workplaces Awards for Innovation and Leadership. We have recently been awarded the Women Executive Leadership Elevate Award, recognizing gender diversity in our Boardroom. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program, closely aligned with its core values to create a better future for its people, communities, and its stockholders.

Our goal is to provide work conditions that enable employees to thrive in an environment that is healthy and reduces hazards and health and safety issues, as well as raising awareness on health and safety risks related to our business activities. We believe this drives employee retention and performance, thus allowing us to retain a healthy productive team of individuals. As part of our health and safety program, we partner with employees to help them achieve both their physical and mental welfare by providing education on health topics, facilitating complementary health screenings, and offering resources that include a confidential support line. We foster a sound, respectful, fair, and inclusive workplace. Our culture is also infused with a growth mindset that encourages employee internal progression and retention through an array of learning and coaching resources. Employees are held to the ethics standards set forth in our Code of Ethics policy, which also applies to vendors and suppliers. We foster a sound, respectful, fair, and inclusive workplace and condemn all forms of unlawful and inappropriate conduct such as violence, discrimination, intimidation, harassment, and any behavior that creates a hostile or coercive work environment. In 2022, Cross Country Healthcare was recognized with one of the Best Companies for Happiness Award™ from Comparably.

Our objective is to provide a clean, safe, and healthy workplace for our employees and to help preserve the environment of the communities we serve by monitoring and mitigating any undesired effect of our business activities on the environment. We’ve embraced an ongoing effort aimed at reducing our use of finite resources and increasing our use of renewable energy, including our paper shredding and recycling programs.

For many years, the Company has been committed to supporting our communities through several charities. We remain a loyal supporter of the American Red Cross, Leukemia and Lymphoma Society, Breast Cancer Research Foundation, Random Acts of Flowers, Palm Beach Country School Board, and Spirit of Giving Holiday Gift Drive, among others.

From a corporate governance standpoint, we believe establishing a framework that supports integrity and high ethical standards is key to the long-term success of our business. This is the foundation of trust with employees, customers and vendors and is of the utmost importance in all that we do. We believe that corporate governance begins with having the right skillsets and knowledge to oversee the business and manage risks. With this in mind, board refreshment and identifying the right expertise to support our strategic initiatives are key. This is why in 2022 and the early part of 2023, we refreshed our Board membership with two new diverse candidates who bring new perspectives, experiences and knowledge to our Board. At this time, three of our board members self-identify as ethnically diverse, two identify as female, and four of the nine board members were appointed within the last two years.

In addition, ensuring that the framework for oversight is clearly delineated and communication between the board, its committees and management on risk, strategic, ESG and other matters is open and robust is also important to the Company.

Human Capital Management
As of December 31, 2022, we had approximately 2,700 corporate employees. During 2022, we employed an average of 12,980 full-time equivalent field employees in Nurse and Allied Staffing, which does not include our Physician Staffing independent contractors.

Our ability to be successful in our marketplace directly depends on attracting and retaining talented and skilled employees, and keeping those individuals fully engaged in our business. Through our adoption of a Human Rights and Labor Rights Policy guided by the International Labour Organization Declaration on Fundamental Principles, our goal is to help increase the enjoyment of human rights within the communities in which we operate. This policy sets forth our intolerance of discrimination and harassment, our employees’ freedom of association, and the importance we place on the safety and health of our employees.

Diversity, Equality, and Inclusion. We are committed to maintaining a diverse workplace that respects everyone’s race, gender, sexual orientation, and physical abilities, as well as diversity of thought. Our diverse workforce is the cornerstone of our business, as we believe varying perspectives and backgrounds are the only means of solving complex and challenging business and social issues. As of December 31, 2022, our corporate workforce self-identified as 78% women and 22% men, and 57% white and 43% non-white. In 2022, our executive and clinical leadership teams were comprised of 33% self-identified women.

Compensation and Benefits. We are committed to rewarding, supporting, and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life, and financial needs of our diverse corporate associates. Our total corporate rewards package includes market-competitive pay, healthcare benefits, retirement savings plans, paid time off and family leave, various discount programs, and tuition assistance.

Health and Wellness. We are committed to the physical and mental health and well-being of our employees. Among other things, we provide free biometric healthcare screenings, a 24/7 hotline for healthcare workers who are experiencing emotional stress, and incentives to employees who achieve specific fitness goals through our Burnalong wellness challenge. Our wellness activity calendar features weekly and monthly events and educational sessions to help employees reach and maintain their health and wellness goals, including virtual yoga classes. Additionally, monthly well-being newsletters focus on physical, mental, and financial wellness topics of interest. We also mark one or more health observances every month, such as heart health, high blood pressure awareness, men’s health, children’s dental health, and more, which provide additional resources for employees to educate themselves and their families.

Talent Development. Our mission regarding talent management and development is to support organizational results and success by employing strategies to attract, engage, develop, and retain employees, and to partner with our leaders to nurture and grow leadership talent. These investments include providing clear insight into employee performance, creating career paths, promoting from within whenever possible, maintaining open communication, and offering professional development opportunities. In 2020, we adopted Dayforce, a human resources tool which features a fully interactive learning management system, where employees can access professional development resources such as skills training courses, which was updated in 2022 to provide even more ease and convenience. In 2021, we launched Career Pathing, allowing employees to create a growth path to help guide their career development within the Company. We partnered with Strayer University and Capella University to provide our employees with access to flexible degree programs at a discounted cost. We have also embraced the Nursing Now pledge by reinforcing investment in the workforce, continuing to promote nurses to management roles, and providing guidance and support on best nursing practices through our dedicated clinical team. Nursing Now is a global campaign aimed at improving health by raising the status and profile of nursing.

Community and Social Impact. We participate in numerous events with a variety of non-profit organizations. Our mission to deliver quality patient care extends to our community and we are committed to action that fosters positive impact in our community and around the U.S. Our human resources department develops and implements programs to help our employees realize their potential through volunteering and supporting our communities. Employees are able to take paid time off to perform volunteer activities, and are able to donate to a charity of their choice directly from their paychecks, either as a one-time donation or ongoing donations.

Additional Information
Financial reports and filings with the SEC, including this Annual Report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our corporate website at www.crosscountry.com. The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

In some instances, the increased demand in specific geographic regions and specialties has resulted in increased bill rates for our industry to attract the necessary supply which has resulted in inquiries and/or investigations related to pricing in the industry. We continue to provide data, industry insights, and market analytics to guide customers’ decisions to determine the appropriate rates necessary to attract clinicians to fill their needs when they need them; however, there can be no certainty that we will not incur costs in response to any such inquiries in the future or that bill rates will continue at current levels as the pandemic subsides.

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
Global economic conditions and the effect of economic pressures could lead to decreases in demand or pricing by our customers which would adversely affect the profitability of our business.
Uncertainties in global economic conditions that are beyond our control, including economic downturns, inflation, and slow recovery, a decrease or stagnation in the general level of in-patient admissions or out-patient services at our customers’ facilities, could lead to decreases in demand or pricing for our services. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, customers typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In periods of economic downturn or high inflation, permanent healthcare staff generally work more hours, resulting in fewer vacancies and less demand for our services. Decreases in demand or pricing for our services may also affect our ability to provide attractive assignments to our healthcare professionals. Any substantial economic downturn, including significant inflationary pressures, could have a material adverse effect on our business, financial condition, or operating results.

We may face challenges competing in the marketplace if we are unable to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, and customer needs.
Patient delivery settings continue to evolve, giving rise to alternative modes of healthcare delivery, such as retail medicine, telemedicine and home health. Our success is dependent upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs, including making modifications to our technologies and evolving our technology platform, that may differentiate our services and abilities from those of our competitors. The markets in which we compete are highly competitive and our competitors may respond more quickly to new or emerging customer needs and marketplace conditions. Uncertainty regarding or changes to federal healthcare law and the willingness of our hospital, healthcare facilities and physician group customers to develop their own temporary staffing pools, replace core staff who have resigned or retired during the pandemic, or to increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop and retain customers. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, hire permanent replacements to replace core staff, and create organizations capable of managing population health, demand for our services could decrease.

The development of new service lines and business models using advanced technology solutions requires us to be at the forefront of emerging trends in the healthcare industry. We may face challenges competing in the marketplace if we are unable to quickly adapt our business model and successfully implement innovative services and solutions to address these changes.

Market disruptions or downturns may adversely affect our, or our customer's, operating results and financial condition.
Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to us and to our customers and businesses generally. Conditions in the credit markets and the economy generally could adversely impact our business and limit or prohibit us from refinancing our credit agreements on terms favorable to us or at all when they become due. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our and our customers’ ability to tap into debt and/or equity markets to continue ongoing operations, have access to cash and/or pay debts as they come due. In addition, an economic downturn, inflation, recession, and slow recovery, could negatively impact our, or our customer's, results of operations and financial condition. Although we monitor our credit risks to specific customers that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee.
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

Our customers may terminate or not renew their contracts with us.
Our arrangements with hospitals, healthcare facilities and physician group customers are generally terminable upon 30 to 90 days’ notice. We may have fixed costs, such as housing costs, associated with terminated arrangements that we will be obligated to pay post-termination, thus negatively impacting our profitability. In addition, the loss of one or more of our large customers could materially affect our profitability.
If our healthcare facility customers increase the use of intermediary organizations it could impact our profitability and our ability to secure contracts with customers.

We continue to see our customers use intermediary organizations and an increase in the use of side-by-side managed service providers. Intermediaries typically enter into contracts with hospitals or health systems and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our customers. Each of these intermediaries charges an administrative fee. Due to the increased demand during the pandemic, hospitals have also used two or more MSP providers to fill their open positions. In instances where we do not win new MSP opportunities or where other vendors win this MSP, a side-by-side MSP opportunity, or vendor management system (VMS) business with our current customers, the number of professionals we have on assignment at those customers could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide at these customers which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If hospitals fail to pay the intermediaries for our services or those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP and other workforce solutions directly to certain of our customers. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability, and reduced margins.
Our costs of providing services may rise faster than we are able to adjust our bill rates and pay rates and, as a result, our margins could decline and our profitability could be adversely impacted.
Costs of providing our services could change more quickly than we are able to renegotiate bill rates in our active contracts and pay rates with our thousands of healthcare professionals. For example, we offer housing subsidies to some of our healthcare professionals or provide actual housing to other healthcare professionals. At any given time, we have approximately 650 apartments on lease throughout the U.S. because we provide housing for certain of our healthcare professionals when they are on an assignment with us. The cost of subsidizing housing or renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance, health insurance and workers’ compensation insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our customers or renegotiate pay rates with our healthcare providers.
Operational Risks
We are dependent on the proper functioning of our information systems and applications hosted by our vendors, and our inability to implement new technology systems and infrastructure could cause disruptions to our ability to operate effectively.
We are dependent on the proper functioning of information systems used to operate our business, including those applications hosted by our vendors. Critical information systems used in daily operations identify and match staffing resources and customer assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. These systems are subject to certain risks, including technological obsolescence. We are currently evaluating the technology platforms of our businesses, and replacing our legacy nurse and allied applicant tracking system. If our proprietary systems of SaaS applications fail, are not successfully implemented, or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain or further develop or update, we could experience business interruptions or delays that could materially and adversely affect our business and financial results.
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
As part of our business model, we collect, transmit and retain personal information of our employees and contract professionals and their dependents, including, without limitation, full names, social security numbers, addresses, birth dates, and payroll-related information. We use commercially available information security technologies to protect such information in digital format and have security and business controls to limit access to such information. In addition, we periodically perform penetration tests and respond to those findings. However, employees or third parties may be able to circumvent these measures and acquire or misuse such information, resulting in breaches of privacy, and errors in the storage, use or transmission of such information. Privacy breaches may require notification and other remedies, which can be costly, and which may have other serious adverse consequences for our business, including regulatory penalties and fines, claims for breach of contract, claims for damages, adverse publicity, reduced demand for our services by customers and/or healthcare professional candidates, harm to our reputation, and regulatory oversight by state or federal agencies. The possession and use of personal information and data in conducting our business subjects us to legislative and regulatory burdens. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
System interruptions, cyber-security risks, and security breaches could adversely affect our business, disrupt operations, and harm our reputation.
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
Furthermore, we rely on information systems to run our customer relationship management, recruitment, and placement functions. If our information systems fail or suffer an interruption or degradation of services, we could lose customer information, which could harm our business. Our systems and operations are also vulnerable to damage or interruption from inclement weather, fire, flood, power loss, telecommunications failure, terrorist attacks, labor disputes, viruses, phishing attempts, cyber-attacks, data loss, errors by employees, acts of war, break-ins, other physical security threats, earthquake and similar events. In the event of a system outage or degradation, the failover to a back-up could take substantial time, during which time our systems could be completely shut down.

We may be unable to recruit and retain enough quality healthcare professionals to meet our customers’ demands.
We rely significantly on our ability to attract, develop and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare customers. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential customers such as healthcare facilities and physician groups, some of which seek to fill positions with either permanent or temporary employees. We rely on word-of-mouth referrals, as well as social and digital media to attract qualified healthcare professionals. If our social and digital media strategy is not successful, our ability to attract qualified healthcare professionals could be negatively impacted.
In addition, with a shortage of certain qualified healthcare professionals in many areas of the United States, competition for these professionals remains intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages or increase benefits in response to our competitors’ increases, our customers and our margins could decline. At this time, we still do not have enough nurses, allied professionals and physicians to meet all of our customers’ demands for these staffing services. This shortage of healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.
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

As the use of social media platforms expands, new risks and challenges may cause damage to our brand and reputation.
In our industry, the use of social media platforms has increased, allowing access of social media websites and other internet communication to a broad audience. Any inappropriate or unauthorized use of certain social media vehicles by our employees, contractors, customers, or vendors could cause damage to our brand, or result in information leakage that could have legal implications, including the dissemination of personally identifiable information of customers or employees. In addition, inaccurate posts or comments on social media websites could damage our reputation or brand image.
Our failure to protect our reputation could have a material adverse effect on our business.

We believe that our industry reputation is critical to our success. We also believe that maintaining and enhancing our reputation directly relates to our ability to hire and retain healthcare professionals. Any negative claims or publicity about us, including through social media, may adversely impact our ability to recruit, hire, and retain qualified healthcare professionals, and may also adversely affect relationships with our customers. In this regard, failure to comply with ethical, social, product, labor, health and safety, accounting, or environmental standards could jeopardize our reputation and potentially lead to various adverse effects on our business.

The strength of our reputation may also depend on the success of our corporate social responsibility ("CSR") and sustainability initiatives, which require company-wide coordination and alignment. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR and sustainability disclosures in these areas, make commitments, set targets or establish additional goals and take actions to such targets and goals. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to CSR or ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable CSR or ESG ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital.

All of the foregoing could expose us to market, operational and execution costs or risks. Any CSR or sustainability metrics that we currently or may in the future disclose, whether based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brands. There is also increased focus, including by investors, customers, and other stakeholders, on CSR and other sustainability matters, including the use of energy and waste. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

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

We provide our services to hospitals and health systems which pay us directly. Accordingly, Medicare, Medicaid and insurance reimbursement policy changes generally do not directly impact us. However, indirectly, our business, financial condition and results of operations depend upon conditions affecting the healthcare industry generally and hospitals and health systems particularly. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation and general economic conditions could affect the purchasing practices, operations and the financial health of our customers which could have a negative impact on our business. In addition, application and interpretation of laws sometimes change and those changes may spark regulatory inquiries/investigations as a result, for which we may not be insured and which could adversely affect our business and financial condition. Insurance companies and managed care organizations also seek to control costs by requiring healthcare providers, such as hospitals, to discount their services in exchange for exclusive or preferred participation in their benefit plans. While not affecting us directly, future federal and state legislation or evolving commercial reimbursement trends may further reduce or change conditions for our customers’ reimbursement. Such limitations on reimbursement could reduce our customers’ cash flows, hampering the pricing we can charge customers and their ability to pay us. Reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. The impact of any other legislation to repeal or amend or replace the Affordable Care Act is uncertain and could adversely affect our business and financial condition.

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
In recent years, healthcare providers have become subject to an increasing number of legal actions alleging malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, negligent credentialing, or related legal theories. We may be subject to liability in such cases even if our Company's contribution to the alleged injury was minimal or related to one of our subcontractors or its employees. Many of these actions involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals that we place on assignment. In most instances, we are required to indemnify customers against some or all of these risks. A failure of any of our corporate employees or healthcare professional to observe our policies and guidelines, relevant customer policies and guidelines or applicable federal, state or local laws, rules and regulations could result in negative publicity, payment of fines or other damages.
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
The temporary healthcare staffing industry is regulated in many states. For example, in some states, firms such as our nurse staffing companies must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could also substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. Also, as a result of the COVID pandemic, several states have enacted various legislation to expand the application of workers compensation and other benefits to healthcare providers who are exposed to or who contract COVID through their employment, and certain of our customers are requiring us to provide personal protection equipment to our workers. These increased costs may not be able to be passed on to customers. In addition, if government regulations were implemented that limited the amount we could charge for our services, our profitability could be adversely affected. We continuously monitor changes in regulations and legislation for potential impacts on our business.
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
As of December 31, 2022, we had a total principal amount of $150.7 million in debt. Our level of indebtedness increases the possibility that we may be unable to generate cash sufficient to pay the principal, interest or other amounts due on our indebtedness. Subject to certain restrictions under our existing indebtedness, we and our subsidiaries may also incur significant additional indebtedness in the future. This may have the effect of increasing our total leverage. As a consequence of our indebtedness; (i) demands on our cash resources may increase; (ii) we are subject to restrictive covenants that limit our financial and operating flexibility. Our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (iii) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:
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

We continually evaluate opportunities to acquire companies that would complement or enhance our business. These acquisition opportunities involve numerous risks, including potential loss of key employees or customers of acquired companies; difficulties integrating acquired personnel and distinct cultures into our business; difficulties integrating acquired companies into our operating, financial planning and financial reporting systems; diversion of management attention from existing operations; and assumptions of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations. These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

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

Legislative or regulatory initiatives related to climate change could result in significant operational changes and expenditures and adversely affect our business, financial condition, and results of operations.

Greenhouse gases may have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters. Such events could have a negative effect on the Company’s business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases and could, in turn, have a material adverse effect on the Company’s business. Moreover, continuing political and social attention to climate change and environmental issues has resulted in both existing and pending international agreements and national, regional, and local legislation, regulatory measures. reporting obligations, and policy changes. There is increasing societal pressure in some of the areas where we operate to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures may require or could result in future legislation, regulatory measures, or policy changes that would require operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures.

Furthermore, increasing attention to climate change has resulted in governmental investigations and public and private litigation, which could increase our costs or otherwise adversely affect our business or results of operations. Any or all of these initiatives may result in significant operational changes and expenditures and could materially adversely affect our business, financial condition, and results of operations.

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

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry or market conditions, changes in business operations, changes in competition or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us. At December 31, 2022, goodwill, trade names not subject to amortization, and other intangible assets represented 22% of our total assets. In 2022 and 2020, we recorded impairment charges of $1.9 million and $10.7 million, respectively, and recorded an immaterial amount in 2021.
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

We have registered 3,000,000 shares of common stock for issuance under our 2020 Omnibus Incentive Plan. Shares of restricted stock outstanding as of February 15, 2023 were 673,585. In addition, a target of 476,086 performance stock award grants were outstanding as of February 15, 2023. See Note 14 - Stockholders' Equity to our consolidated financial statements. Vested restricted stock and issuance of common stock related to our awards is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, we actively leased office space in 12 facilities located in 7 states throughout the United States. We also lease office space in a facility located in Pune, India, which houses certain software development and information technology support. In connection with the continuing developments from COVID, we expedited our restructuring plans and either reduced or fully vacated more than 50 leased office spaces during the years ended December 31, 2020 and 2021. See our remaining lease obligations as of December 31, 2022 in Note 9 - Leases to our consolidated financial statements. We continuously evaluate facility needs based on the extent of our service offerings, the rate of customer growth or decline, the geographic distribution of our customer base, changing market conditions, and our long-term goals. As of December 31, 2022, our material leased properties are described below:

Our corporate headquarters is located in Boca Raton, Florida, with approximately 70,000 square feet of office space under lease through December 2025. Approximately 35,000 square feet is occupied by our corporate executive staff, legal, finance, risk management, internal audit, and information technology teams. Our Nurse and Allied executive staff and operations personnel as well as shared support functions of human resources, payroll and billing, sales, and marketing also occupy this space. The remainder of the space is vacant and available for a sublease.

In Norcross, Georgia we have approximately 42,000 square feet of office space under lease through October 2024. Our Physician Staffing executive staff and operations personnel occupy approximately 19,000 square feet with the remainder of the space vacant and available for a sublease.

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 12 - Contingencies to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data, and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Our common stock currently trades under the symbol “CCRN” on the Nasdaq Global Select Market (Nasdaq).

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 29, 2017 and tracks it through December 30, 2022.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index, and the Dow Jones US Business Training & Employment Agencies Index

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/17
12/18
12/19
12/20
12/21
12/22

	12/29/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022
DJUSBE	$100.00	$73.34	$91.12	$95.01	$128.55	$87.71
CCRN	$100.00	$57.45	$91.07	$69.51	$217.24	$208.23
NASDAQ	$100.00	$96.12	$129.97	$186.43	$228.03	$151.61

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 15, 2023, there were 150 stockholders of record of our common stock. In addition, there were 29,076 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreements limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On August 16, 2022, our Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby we may repurchase up to $100.0 million of our shares of common stock, subject to the terms of our current credit agreements. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The New Repurchase Program was effective immediately and may be discontinued at any time at the Board's discretion. In addition to the repurchase of $100.0 million of our shares of common stock under the New Repurchase Program, we were authorized to continue to repurchase any remaining shares available for repurchase under our previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). In August 2022, we repurchased the remaining shares available for repurchase under the Prior Repurchase Program. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the New Repurchase Program during the third quarter of 2022.

.

During the years ended December 31, 2021 and 2020, we did not repurchase any shares of our common stock. See Note 14 - Stockholders' Equity to our consolidated financial statements. The following table provides information about purchases of our shares of common stock that we made under our New Repurchase Program during the three-month period ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
(dollar value in thousands, except per share data)
October 1 through October 31	—	—	—	$87,161
November 1 through November 30	250,000	$31.89	250,000	$79,189
December 1 through December 31	100,000	$29.57	100,000	$76,232
Total	350,000	$31.23	350,000	$76,232
________________

(a) Represents the remaining value of shares to be purchased under the New Repurchase Program. In August 2022, we repurchased the remaining shares available for repurchase under the Prior Repurchase Program.

Item 6. [Reserved].

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

Management's Discussion and Analysis below generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 28, 2022 and such information is incorporated herein by reference.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we continually evaluate opportunities to acquire companies that would complement or enhance our business, like Mint and HireUp.

Our workforce solutions include MSPs, RPO, project management, and other outsourcing and consultative services as described in Item 1. Business in this Annual Report on Form 10-K. By utilizing the solutions we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program, which we believe is closely aligned with our core values to create a better future for our people, communities, and our stockholders.

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – For the year ended December 31, 2022, Nurse and Allied Staffing represented approximately 96% of total revenue. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, RPO, and consulting services.

●    Physician Staffing – For the year ended December 31, 2022, Physician Staffing represented approximately 4% of total revenue. Physician Staffing provides physicians in many specialties, as well as CRNAs, NPs, and PAs as independent contractors on temporary assignments throughout the U.S.

Summary of Operations

For the year ended December 31, 2022, revenue from services increased 67% year-over-year to $2.8 billion, due to strong performance in both our Nurse and Allied Staffing and Physician Staffing segments, primarily driven by an increase in volume growth and the number of professionals on assignment as a result of our investment in people and technology. Net income attributable to common stockholders for the year ended December 31, 2022 was $188.5 million, as compared to $132.0 million for the year ended December 31, 2021.

In addition to our scheduled payments, on June 23, 2022 and October 26, 2022, we made optional prepayments on our term loan of $50.0 million, totaling $100.0 million, to reduce interest costs, and incurred prepayment premiums of $1.0 million pursuant to the Term Loan Agreement.
On October 3, 2022, we entered into an asset purchase agreement with Mint Medical Physician Staffing, LP and Lotus Medical Staffing LLC, which expanded our locum tenens portfolio. On December 13, 2022, we entered into an asset purchase agreement with HireUp Leadership, Inc., which strengthened our position in the talent management landscape.
For the year ended December 31, 2022, cash flow provided by operating activities was $134.1 million, with net borrowings of $67.6 million on our senior secured asset-based credit facility (ABL), and an increase in working capital stemming from an increase in accounts receivable partly offset by the timing of disbursements. As of December 31, 2022, we had $3.6 million in cash and cash equivalents and a principal balance of $73.9 million outstanding on our term loan. Borrowing base availability under the ABL was $300.0 million, with $76.8 million of borrowings drawn under our ABL, and $18.2 million of undrawn letters of credit outstanding, leaving $205.0 million of excess availability. See Note 8 - Debt to our consolidated financial statements.
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
Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations and comprehensive income (loss) data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2022	2021
Revenue from services	100.0%	100.0%
Direct operating expenses	77.6	77.6
Selling, general and administrative expenses	11.6	12.8
Bad debt expense	0.3	0.3
Depreciation and amortization	0.5	0.6
Acquisition and integration-related costs	—	0.1
Restructuring costs	0.1	0.2
Impairment charges	0.2	0.1
Income from operations	9.7	8.3
Interest expense	0.5	0.4
Loss on early extinguishment of debt	0.1	—
Other income, net	—	(0.1)
Income before income taxes	9.1	8.0
Income tax expense	2.4	0.1
Net income attributable to common stockholders	6.7%	7.9%

Comparison of Results for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2022	2021	$	%
	(Amounts in thousands)
Revenue from services	$2,806,609	$1,676,652	$1,129,957	67.4%
Direct operating expenses	2,178,923	1,301,653	877,270	67.4%
Selling, general and administrative expenses	324,209	215,292	108,917	50.6%
Bad debt expense	9,609	4,783	4,826	100.9%
Depreciation and amortization	12,576	9,852	2,724	27.6%
Acquisition and integration-related costs	726	1,068	(342)	(32.0)%
Restructuring costs	1,861	2,630	(769)	(29.2)%
Impairment charges	5,597	2,070	3,527	170.4%
Income from operations	273,108	139,304	133,804	96.1%
Interest expense	14,391	6,866	7,525	109.6%
Loss on early extinguishment of debt	3,728	—	3,728	100.0%
Other income, net	(1,336)	(770)	(566)	(73.5)%
Income before income taxes	256,325	133,208	123,117	92.4%
Income tax expense	67,864	1,206	66,658	NM
Net income attributable to common stockholders	$188,461	$132,002	$56,459	42.8%

NM - Not meaningful

Revenue from services

Revenue from services increased $1.1 billion, or 67.4%, to $2.8 billion for the year ended December 31, 2022, as compared to $1.7 billion for the year ended December 31, 2021, due to strong performance in both our Nurse and Allied Staffing and Physician Staffing segments, primarily driven by an increase in the number of professionals on assignment, as well as higher bill rates in Nurse and Allied. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses increased $877.3 million, or 67.4%, to $2.2 billion for the year ended December 31, 2022, as compared to $1.3 billion for the year ended December 31, 2021, as a result of revenue increases. As a percentage of total revenue, direct operating expenses were 77.6% for the years ended December 31, 2022 and 2021.
Selling, general and administrative expenses

Selling, general and administrative expenses increased $108.9 million, or 50.6%, to $324.2 million for the year ended December 31, 2022, as compared to $215.3 million for the year ended December 31, 2021, primarily due to increases in compensation and benefits, marketing and consulting expense, and computer subscription fees. As a percentage of total revenue, selling, general and administrative expenses decreased to 11.6% for the year ended December 31, 2022 as compared to 12.8% for the year ended December 31, 2021.

Bad Debt Expense

Bad debt expense for the year ended December 31, 2022 was $9.6 million as compared to $4.8 million for the year ended December 31, 2021. The increase is due primarily to higher receivables at year end with a 14 day increase in DSO year over year. As a percentage of revenue, bad debt expense was 0.3% for the years ended December 31, 2022 and 2021.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2022 was $12.6 million as compared to $9.9 million for the year ended December 31, 2021. The increase is primarily due to the additional amortization of other intangible assets from the WSG and Selected acquisitions. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.5% for the year ended December 31, 2022 and 0.6% for the year ended December 31, 2021.

Acquisition and integration-related costs

Acquisition and integration-related costs for the year ended December 31, 2022 included costs for legal and advisory fees for the Mint and Lotus acquisition that closed in October 2022 and the HireUp acquisition that closed in December 2022. Acquisition and integration-related costs for the year ended December 31, 2021 included costs for legal and advisory fees, as well as integration costs, for the WSG acquisition that closed late in the second quarter of 2021, and legal and professional fees for the Selected acquisition that closed late in the fourth quarter of 2021.

Restructuring costs

Restructuring costs for the years ended December 31, 2022 and 2021 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint and totaled $1.9 million and $2.6 million, respectively. Amounts for the year ended December 31, 2022 include a benefit associated with the early termination of the lease for one of the Company's corporate offices in the second quarter, which was previously restructured.

Impairment charges

Non-cash impairment charges totaled $5.6 million for the year ended December 31, 2022 and related to real estate restructuring activities and the write-off of a discontinued IT project. Non-cash impairment charges totaled $2.1 million for the year ended December 31, 2021 and related to real estate restructuring activities and the write-off of a discontinued software development project. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our consolidated financial statements.

Interest expense

Interest expense was $14.4 million for the year ended December 31, 2022 compared to $6.9 million for the year ended December 31, 2021, due to higher average borrowings and a higher effective interest rate. The effective interest rate on our borrowings was 9.1% and 5.7% for the years ended December 31, 2022 and 2021, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the year ended December 31, 2022 consisted of a prepayment premium and the write-off of debt issuance costs related to the optional prepayments on our term loan made in the second and fourth quarters of 2022. There were no such expenses for the year ended December 31, 2021.

Other income, net

For the year ended December 31, 2022, other income, net included a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense
Income tax expense totaled $67.9 million for the year ended December 31, 2022, compared to $1.2 million for the year ended December 31, 2021. The effective tax rate was 26.5% and 1.0%, including the impact of discrete items, for the years ended December 31, 2022 and 2021, respectively. The effective tax rate in 2022 was impacted by federal, international, and state taxes. The effective tax rate in 2021 was impacted by the release of valuation allowance on deferred tax assets and federal, international, and state taxes.

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

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2022	2021
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$2,700,383	$1,605,781
Physician Staffing	106,226	70,871
	$2,806,609	$1,676,652

Contribution income:
Nurse and Allied Staffing	$355,447	$205,738
Physician Staffing	5,508	4,328
	360,955	210,066

Corporate overhead	67,087	55,142
Depreciation and amortization	12,576	9,852
Acquisition and integration-related costs	726	1,068
Restructuring costs	1,861	2,630
Impairment charges	5,597	2,070
Income from operations	$273,108	$139,304

In the first quarter of 2021, the Company modified its reportable segments and, as a result, now discloses the following two reportable segments - Nurse and Allied Staffing and Physician Staffing. See Note 17 - Segment Data.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2022	2021	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	12,980	8,679	4,301	49.6%
Average Nurse and Allied Staffing revenue per FTE per day	$565	$503	$62	12.3%

Physician Staffing statistical data:
Days filled	60,038	44,169	15,869	35.9%
Revenue per day filled	$1,769	$1,605	$164	10.2%

See definition of Business Measurements under the Operating Metrics section of our Management's Discussion and Analysis.

Segment Comparison - Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Nurse and Allied Staffing

Revenue increased $1.1 billion, or 68.2% to $2.7 billion for the year ended December 31, 2022, from $1.6 billion for the year ended December 31, 2021, through strong performance driven by volume increases and higher bill rates.

Contribution income for the year ended December 31, 2022, increased $149.7 million or 72.8%, to $355.4 million from $205.7 million for the year ended December 31, 2021, driven by increased revenue. As a percentage of segment revenue, contribution income margin increased to 13.2% for the year ended December 31, 2022 from 12.8% for the year ended December 31, 2021.

The average number of FTEs on contract during the year ended December 31, 2022 increased 49.6% from the year ended December 31, 2021, primarily due to headcount growth in travel nurse and allied, as well as additional headcount resulting from the WSG acquisition. Average revenue per FTE per day increased approximately 12.3% in the year ended December 31, 2022 compared to the year ended December 31, 2021, due to the increase in the average travel bill rates.
Physician Staffing

Revenue increased $35.3 million, or 49.9% to $106.2 million for the year ended December 31, 2022, compared to $70.9 million for the year ended December 31, 2021, primarily due to an increase in volume in several specialties.
Contribution income for the year ended December 31, 2022, increased $1.2 million or 27.3% to $5.5 million compared to $4.3 million in the year ended December 31, 2021. As a percentage of segment revenue, contribution income was 5.2% for the year ended December 31, 2022 and 6.1% for the year ended December 31, 2021, driven by higher revenue, partially offset by higher direct costs.

Total days filled increased 35.9% to 60,038 in the year ended December 31, 2022, compared to 44,169 in the year ended December 31, 2021. Revenue per day filled was $1,769 for the year ended December 31, 2022 and $1,605 for the year ended December 31, 2021.

Corporate overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $67.1 million for the year ended December 31, 2022, from $55.1 million for the year ended December 31, 2021, primarily due to increases in compensation and benefit expense, legal expense, and computer expense. As a percentage of consolidated revenue, corporate overhead was 2.4% for the year ended December 31, 2022, and 3.3% for the year ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, we reported $3.6 million in cash and cash equivalents, $73.9 million of term loan outstanding, at par, and $76.8 million of borrowings drawn under our ABL. Working capital increased by $95.5 million to $404.0 million as of December 31, 2022, compared to $308.5 million as of December 31, 2021, primarily due to an increase in accounts receivable, partially offset by the timing of disbursements. As of December 31, 2022, our days' sales outstanding, net of amounts owed to subcontractors, was 72 days, up 14 days year-over-year, primarily due to the timing of collections throughout the year. As of December 31, 2022, we do not have any off-balance sheet arrangements.

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

In the third quarter of 2022, our Board of Directors authorized the New Repurchase Program, whereby we may repurchase up to $100.0 million of our shares of common stock. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the third and fourth quarters, we repurchased, under both the Prior Repurchase Program and the New

Repurchase Program, a total of 1,364,815 shares of common stock for $35.3 million, at an average market price of $25.83 per share. As of December 31, 2022, we had $76.2 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in our Loan Agreement and Term Loan Agreement. During the fourth quarter of 2022, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during our blackout periods.

Cash Flow Comparisons

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net cash provided by operating activities during the year ended December 31, 2022 was $134.1 million compared to net cash used in operating activities of $85.6 million during the year ended December 31, 2021. The year over year improvement in cash flow from operations was primarily due to the investments in net working capital with higher accounts receivables stemming from the rapid growth in the business in late 2021 into early 2022.

Net cash used in investing activities during the year ended December 31, 2022 was $43.9 million compared to $34.0 million in the year ended December 31, 2021. Net cash used in the year ended December 31, 2022 included $35.1 million primarily related to the acquisitions of Mint and HireUp, as well as capital expenditures, primarily related to multiple IT projects. Net cash used for the year ended December 31, 2021 included $26.9 million related to the acquisitions of WSG and Selected, as well as capital expenditures and the build-out of our corporate office.

Net cash used in financing activities for the year ended December 31, 2022 was $87.6 million, compared to net cash provided by financing activities of $119.1 million during the year ended December 31, 2021. During the year ended December 31, 2022, we reported $67.6 million of net borrowings on our ABL and used cash to repay borrowings of $100.4 million on our term loan, $2.4 million on our note payable, $5.3 million for income taxes on share-based compensation, $3.2 million in debt issuance costs, $35.3 million for share repurchases, $7.5 million for contingent consideration, and $1.1 million for other financing activities. During the year ended December 31, 2021, we reported net borrowings of $175.0 million on our term loan, and used cash to repay borrowing on our ABL of $44.2 million, $0.7 million principal payment on our term loan, $2.4 million on our note payable, $6.1 million of debt issuance costs, $2.2 million for income taxes on share-based compensation, and an immaterial amount for other financing activities.

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

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of December 31, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

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

In addition to our scheduled payments, on June 23, 2022 and October 26, 2022, we made optional prepayments of $50.0 million, totaling $100.0 million, to reduce interest costs, and incurred prepayment premiums of $1.0 million pursuant to the Term Loan Agreement. As a result of the early prepayments, debt issuance costs of $1.4 million and $1.3 million were written off in the second and fourth quarters of 2022, respectively. The prepayment premiums and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).
In the first quarter of 2023, we expect to amend our Term Loan Agreement to convert the LIBOR rates to SOFR rates.
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

As of December 31, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of December 31, 2022. Borrowing base availability under the ABL was $300.0 million at December 31, 2022, with $76.8 million of borrowings drawn as well as $18.2 million of letters of credit outstanding, leaving $205.0 million of excess availability.

Note Payable

The first two installments of $2.4 million each related to the subordinated promissory note payable, made in connection with the New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan) acquisition, were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third and final installment of $2.6 million, including interest of 2% per annum, accruing from April 1, 2020, was paid in the first quarter of 2022. See Note 4 - Acquisitions.

See Note 8 - Debt to our consolidated financial statements.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2022, contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2022, 2021, and 2020 is more fully described.

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

Risk and Uncertainties

The calculation of fair value used in these impairment assessments included a number of estimates and assumptions that required significant judgments, including projections of future income and cash flows, long-term growth rates, the identification of appropriate market multiples, royalty rates, and the choice of an appropriate discount rate. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets. In addition, deterioration of demand for our services, deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1A. Risk Factors, may affect our determination of fair value of goodwill, trade names, or other intangible assets. This evaluation can also be triggered by various indicators of impairment which could cause the estimated discounted cash flows to be less than the carrying amount of net assets. If we are required to record an impairment charge in the future, it could have an adverse impact on our results of operations. Under the current credit agreements, an impairment charge will not have an impact on our liquidity. As of December 31, 2022, we had total goodwill and other intangible assets of $208.0 million or 21.9% of our total assets.

Health, workers' compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of corporate employees and healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2022 and 2021, we had $6.2 million and $4.1 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2022, and 2021, we had $14.9 million and $12.5 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary quarterly. As of December 31, 2022, and 2021, we had $4.2 million and $4.9 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary quarterly.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time, and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2022 and December 31, 2021, our estimate of amounts that had been worked but had not been billed totaled $152.4 million and $140.0 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
We offer other services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross Versus Net Policies), RPO, other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of our consolidated revenue for the years ended December 31, 2022, 2021, and 2020. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance based on historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse conditions adjusted for current expectations for the customers or industry. Based on the information currently available, we also considered current expectations of future economic conditions, including the impact of the ongoing COVID pandemic, when estimating our allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for rate and hour differences which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. As of December 31, 2022 and 2021, our total allowances were $14.7 million and $6.9 million, respectively.

Contingent liabilities

We are subject to various litigation, claims, investigations, and other proceedings that arise in the ordinary course of our business. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. Our healthcare facility customers may also become subject to claims, governmental inquiries and investigations, and legal actions to which we may become a party relating to services provided by our professionals. We record a liability when available information indicates that a loss is probable, and an amount or range of loss can be reasonably estimated. Significant judgment is required to determine both the probability of loss and the estimated amount. At least quarterly, we review our accrual and/or disclosures to reflect the impact of negotiations, settlements, rulings, advice of legal counsel, or new information. However, losses ultimately incurred could materially differ from amounts accrued. See Note 12 - Contingencies.

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. During 2021, the Company fully utilized its federal NOL carryforward and a significant amount of state NOLs. As of December 31, 2022, we have deferred tax assets related to certain state and foreign NOL carryforwards of $1.4 million. But for those NOL carryforwards with an indefinite carryover, the carryforwards will expire as follows: state between 2023 and 2040, and foreign between 2023 and 2027. As of December 31, 2021, we had deferred tax assets related to certain state and foreign NOL carryforwards of $4.5 million.
As of December 31, 2022 and 2021, we had an immaterial amount of valuation allowances on our deferred tax assets. For the year ended December 31, 2021, we recorded a valuation allowance release of $37.5 million (comprised of $18.4 million related to federal NOLs, $7.5 million related to state NOLs, and $11.6 million related to other net deferred tax assets) on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. For the year ended December 31, 2021, the valuation allowance on an immaterial amount of state NOLs was not released due to the respective expiration periods and specific state taxable income projections. See Note 13 - Income Taxes to our consolidated financial statements.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, in part because for the 12 quarters ended December 31, 2021, the Company had $110.3 million in cumulative pretax income including permanent items. The Company also has a history of utilizing NOLs prior to expiration, most notably the full utilization of the federal net operating loss carryforward in 2021. The Company forecasts positive pretax book income which is expected to exceed the reversal of its future tax deductions, further proving future estimates of taxable income. Management determined that there was sufficient positive evidence to conclude that it is more likely than not that our net deferred tax assets are realizable. Growth estimates are tied to the increasing demand for healthcare solutions for our customers, including an aging U.S. population, and our customers’ need to keep costs down by using our staffing solutions. We therefore reduced the valuation allowance accordingly.

With regard to negative evidence, the Company did not have any material taxable temporary differences to offset deductible temporary differences and did not have any taxable income available for carryback to offset NOLs. As such, the primary focus of our analysis emphasized the current and prior two-year cumulative pretax income analysis, the full utilization of the federal net operating loss carryforward, and projections of future taxable income.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. For the years ended December 31, 2022 and 2021, the unrecognized tax benefit is included in uncertain tax positions - non-current in the consolidated balance sheets. However, for the year ended December 31, 2021, $0.4 million of the unrecognized tax benefit is classified as an offset to certain state NOLs within the deferred tax asset. As of December 31, 2022, total unrecognized tax benefits recorded was $7.6 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

See Note 14 - Stockholders' Equity to our consolidated financial statements.

Transactions with Related Parties

See Note 16 - Related Party Transactions to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Term Loan Agreement entered into on June 8, 2021 and our Loan Agreement entered into on October 25, 2019. These agreements charge interest at a rate based on either SOFR, LIBOR, or Base Rate (as defined in the respective agreements) plus an applicable margin.

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $1.5 million and $1.1 million, respectively, for the years ended December 31, 2022 and 2021. See Note 8 - Debt to our consolidated financial statements.

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

Item 8.  Financial Statements and Supplementary Data.

See Item 15 – Exhibits, Financial Statement Schedules of Part IV of this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Due to the timing of all of the 2022 acquisitions and as allowed under SEC guidance, management's assessment of and conclusion regarding the design and effectiveness of internal control over financial reporting excluded the internal control over financial reporting of the acquired businesses, which is relevant to our 2022 consolidated financial statements as of and for the year ended December 31, 2022. The financial statements of the acquisitions constitute approximately 6% of total assets and less than 1% of revenues from services of the consolidated financial statement amounts as of and for the year ended December 31, 2022.

Based on its evaluation, management concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Item 9B.  Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to executive compensation is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information with respect to beneficial ownership of our common stock is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

With respect to equity compensation plans as of December 31, 2022, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	—	$—	1,787,954
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	—	$—	1,787,954

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information with respect to certain relationships and related transactions, and director independence is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Information with respect to the fees and services of our principal accountant is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) Documents filed as part of the report.

(1)	Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021, and 2020

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

3.3	Amended and Restated By-laws of the Registrant (Previously filed as an exhibit to the Company's Form 8-K dated December 16, 2022 and incorporated by reference herein.)
4.1	Form of specimen common stock certificate (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)
4.2 #	2014 Omnibus Incentive Plan - Restricted Stock Agreement Form (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended June 30, 2014 and incorporated by reference herein.)
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

10.12
Third Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated December 2, 2015 (Previously filed as an exhibit to the Company's Form 10-KA for the year ended December 31, 2015 and incorporated by reference herein.)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.13
Amendment to Lease agreement between Mainstreet CV North 40, LLC and Cross Country Healthcare, Inc., dated September 19, 2016 (Previously filed as an exhibit to the Company’s Form 10-Q for the quarter ended September 30, 2016 and incorporated by reference herein.)

10.14
Asset Purchase Agreement, dated June 13, 2017, among Cross Country Healthcare, Inc., as Buyer, Advantage RN, LLC, Advantage On Call, LLC, Advantage Locums, LLC, and Advantage RN Local Staffing, the Seller Parties, and Seller Representative (Previously filed as an exhibit to the Company's Form 8-K dated June 13, 2017 and incorporated by reference herein.)

10.15
Fourth Amendment to Lease Agreement between RNSI City Place Owner, LLC and Cejka Search, Inc., dated May 31, 2017 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2017 and incorporated by reference herein.)

10.16 #
Cross Country Healthcare, Inc. Executive Nonqualified Excess Plan Adoption Agreement (Previously filed as an exhibit to the Company's Form 10-K dated December 31, 2017 and incorporated by reference herein.)

10.17 #
Employment Agreement between Cross Country Healthcare, Inc. and Kevin C. Clark, dated January 16, 2019 (Previously filed as an exhibit to the Company's Form 8-K dated January 16, 2019 and incorporated by reference herein.)

10.18 #
Amendment and Restatement to Employment Agreement, dated January 31, 2019, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 8-K dated January 31, 2019 and incorporated by reference herein)

10.19 #
Offer Letter between Cross Country Healthcare, Inc. and Buffy White, dated March 6, 2019 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2019 and incorporated by reference herein.)

10.20 #
Relocation Agreement between Cross Country Healthcare, Inc. and Buffy White, dated May 21 2019 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 2019 and incorporated by reference herein.)

10.21
ABL Credit Agreement, dated October 25, 2019, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers, certain of its domestic subsidiaries as guarantors, the Lenders referenced therein, and Wells Fargo Bank, as agent (Previously filed as an exhibit to the Company's Form 8-K dated October 28, 2019 and incorporated by reference herein.)

10.22
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

10.23 #
Form of Non-Employee Directors' Restricted Stock Agreement under Cross Country Healthcare, Inc. 2020 Stock Incentive Plan (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein.)

10.24 #	Offer Letter by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)
10.25 #
Employment Agreement by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)

10.26 #
Revised Offer Letter by and between Cross Country Healthcare, Inc. and Susan E. Ball, dated as of February 22, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.27 #
Amendment and Restatement to Employment Agreement, dated February 22, 2021, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.28
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

10.29 #	Offer Letter by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)
10.30 #	Employment Agreement by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)
10.31
Term Loan Credit Agreement, by and between Cross Country Healthcare, Inc. and the Lenders as defined therein, dated June 8, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated June 14, 2021 and incorporated by reference herein.)

EXHIBIT INDEX (CONTINUED)
No.	Description
10.32
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

10.33
First Incremental Amendment to Term Loan Credit Agreement, by and among Cross Country Healthcare, Inc., the Guarantors (as defined therein), the Lenders (as defined therein), and Wilmington Trust, National Association, dated November 18, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated November 19, 2021 and incorporated by reference herein.)

10.34
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

10.35 #
Letter Agreement, dated as of January 14, 2022, by and between Cross Country Healthcare, Inc. and Kevin C. Clark (Previously filed as an exhibit to the Company's Form 8-K dated January 19, 2022 and incorporated by reference herein.)

10.36 #
Employment Agreement, dated as of January 14, 2022, by and between Cross Country Healthcare, Inc. and John A. Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 19, 2022 and incorporated by reference herein.)

10.37
Amendment No. 5 to ABL Credit Agreement and Amendment No. 2 to Guaranty and Security Agreement, dated as of March 21, 2022, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, and Wells Fargo Bank N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K dated March 22, 2022 and incorporated by reference herein.)

10.38 #
Offer Letter by and between Cross Country Healthcare, Inc. and Daniel J. White, dated as of April 5, 2022 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2022 and incorporated by reference herein.)

14.1	Code of Ethics, revised November 15, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 28, 2022 and incorporated by reference herein.)
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
*31.1
Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John A. Martins, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2
Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

**32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin C. Clark, Co-Founder, Chief Executive Officer, Director (Principal Executive Officer)

**32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

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

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ John A. Martins
Name: John A. Martins
Title: President & Chief Executive Officer
Principal Executive Officer
Date: February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ John A. Martins	President & Chief Executive Officer	February 23, 2023
John A. Martins	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	February 23, 2023
William J. Burns	(Principal Financial Officer)

/s/ James V. Redd III	Senior Vice President & Chief Accounting Officer	February 23, 2023
James V. Redd III	(Principal Accounting Officer)

/s/ Dwayne Allen	Director	February 23, 2023
Dwayne Allen

/s/ Venkat Bhamidipati	Director	February 23, 2023
Venkat Bhamidipati

/s/ W. Larry Cash	Director	February 23, 2023
W. Larry Cash

/s/ Kevin C. Clark	Director	February 23, 2023
Kevin C. Clark

/s/ Thomas C. Dircks	Director	February 23, 2023
Thomas C. Dircks

/s/ Gale Fitzgerald	Director	February 23, 2023
Gale Fitzgerald

/s/ Janice E. Nevin, M.D., MPH	Director	February 23, 2023
Janice E. Nevin, M.D., MPH

/s/ Mark Perlberg	Director	February 23, 2023
Mark Perlberg

Schedules not filed herewith are either not applicable, the information is not material, or the information is set forth in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cross Country Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting for the 2022 acquisitions (collectively, the "Excluded Acquisitions"), which were acquired during the year ended December 31, 2022, and whose financial statements constitute approximately 6% of total assets, and less than 1% of revenue from services of the consolidated financial statement amounts as of and for the year ended December 31, 2022. Accordingly, our audit did not include the internal control over financial reporting at the Excluded Acquisitions.
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
Critical Audit Matters
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
The Company provides workers’ compensation insurance coverage and professional liability coverage for eligible employees. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared by an independent actuary using the Company’s loss history as well as industry statistics. The Company’s consolidated balance sheet as of December 31, 2022 includes short-term and long-term accruals for workers’ compensation and professional liability claims of $15.9 million and $32.5 million, respectively.
We identified the insurance claim liabilities for workers’ compensation coverage and professional liability coverage as a critical audit matter because of the significant assumptions made by management in estimating the liability. This required a moderate degree of auditor judgment as well as increased effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s judgement in estimating the liability.
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
February 23, 2023
We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$3,604	$1,036
Accounts receivable, net of allowances of $14,696 in 2022 and $6,881 in 2021	641,611	493,910
Income taxes receivable	10,915	—
Prepaid expenses	11,067	7,648
Insurance recovery receivable	7,434	5,041
Other current assets	1,042	638
Total current assets	675,673	508,273
Property and equipment, net	19,662	15,833
Operating lease right-of-use assets	3,254	7,488
Goodwill	163,268	119,490
Other intangible assets, net	44,723	48,244
Non-current deferred tax assets	7,092	11,525
Non-current insurance recovery receivable	23,058	13,998
Other non-current assets	11,109	7,958
Total assets	$947,839	$732,809

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$185,507	$109,753
Accrued compensation and benefits	72,605	65,580
Current portion of debt	—	4,176
Operating lease liabilities - current	4,132	4,090
Income tax payable	20	7,307
Current portion of earnout liability	7,500	7,500
Other current liabilities	1,876	1,364
Total current liabilities	271,640	199,770
Non-current debt, less current portion	148,735	176,366
Operating lease liabilities - non-current	4,880	10,853
Non-current accrued claims	35,881	25,314
Non-current earnout liability	18,000	9,000
Uncertain tax positions - non-current	7,646	8,994
Other non-current liabilities	3,838	4,984
Total liabilities	490,620	435,281

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 36,302,618 and 37,023,644 shares issued and outstanding at December 31, 2022 and 2021, respectively	4	4
Additional paid-in capital	292,876	321,552
Accumulated other comprehensive loss	(1,387)	(1,293)
Retained earnings (accumulated deficit)	165,726	(22,735)
Total stockholders' equity	457,219	297,528
Total liabilities and stockholders' equity	$947,839	$732,809

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(amounts in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Revenue from services	$2,806,609	$1,676,652	$836,417
Operating expenses:
Direct operating expenses	2,178,923	1,301,653	633,685
Selling, general and administrative expenses	324,209	215,292	173,809
Bad debt expense	9,609	4,783	3,035
Depreciation and amortization	12,576	9,852	12,671
Acquisition and integration-related costs	726	1,068	77
Restructuring costs	1,861	2,630	6,052
Impairment charges	5,597	2,070	16,248
Total operating expenses	2,533,501	1,537,348	845,577
Income (loss) from operations	273,108	139,304	(9,160)
Other expenses (income):
Interest expense	14,391	6,866	2,890
Loss on early extinguishment of debt	3,728	—	—
Other (income) expense, net	(1,336)	(770)	280
Income (loss) before income taxes	256,325	133,208	(12,330)
Income tax expense (benefit)	67,864	1,206	(188)
Consolidated net income (loss)	188,461	132,002	(12,142)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	820
Net income (loss) attributable to common stockholders	$188,461	$132,002	$(12,962)

Other comprehensive loss:
Unrealized foreign currency translation loss, net of tax	(94)	(13)	(40)
Comprehensive income (loss)	$188,367	$131,989	$(12,182)
Less: Net income attributable to noncontrolling interest in subsidiary	—	—	820
Comprehensive income (loss) attributable to common stockholders	$188,367	$131,989	$(13,002)

Net income (loss) per share attributable to common stockholders - Basic	$5.09	$3.60	$(0.36)

Net income (loss) per share attributable to common stockholders - Diluted	$5.02	$3.53	$(0.36)

Weighted average common shares outstanding:
Basic	37,012	36,689	36,088
Diluted	37,536	37,392	36,088

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2019	35,871	$4	$305,643	$(1,240)	$(141,775)	$868	$163,500
Vesting of restricted stock	306	—	(658)	—	—	—	(658)
Equity compensation	—	—	5,403	—	—	—	5,403
Foreign currency translation adjustment, net of taxes	—	—	—	(40)	—	—	(40)
Distribution to noncontrolling shareholder	—	—	—	—	—	(1,154)	(1,154)
Net (loss) income	—	—	—	—	(12,962)	820	(12,142)
Balances at December 31, 2020	36,177	4	310,388	(1,280)	(154,737)	534	154,909
Vesting of restricted stock	479	—	(2,230)	—	—	—	(2,230)
Equity compensation	—	—	6,894	—	—	—	6,894
Foreign currency translation adjustment, net of taxes	—	—	—	(13)	—	—	(13)
Acquisitions	368	—	6,500	—	—	—	6,500
Dissolution of noncontrolling interest	—	—	—	—	—	(324)	(324)
Distribution to noncontrolling shareholder	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	132,002	—	132,002
Balances at December 31, 2021	37,024	4	321,552	(1,293)	(22,735)	—	297,528
Vesting of restricted stock	499	—	(5,267)	—	—	—	(5,267)
Equity compensation	—	—	7,393	—	—	—	7,393
Stock repurchase and retirement	(1,365)	—	(35,285)	—	—	—	(35,285)
Foreign currency translation adjustment, net of taxes	—	—	—	(94)	—	—	(94)
Acquisitions	145	—	4,483	—	—	—	4,483
Net income	—	—	—	—	188,461	—	188,461
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$165,726	$—	$457,219

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Consolidated net income (loss)	$188,461	$132,002	$(12,142)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12,576	9,852	12,671
Provision for allowances	15,328	6,499	4,269
Deferred income tax expense (benefit)	5,062	(9,927)	(932)
Non-cash lease expense	1,850	2,424	3,547
Impairment charges	5,597	2,070	16,248
Loss on early extinguishment of debt	3,728	—	—
Equity compensation	7,393	6,894	5,403
Other non-cash costs	199	1,828	990
Changes in operating assets and liabilities:
Accounts receivable	(153,229)	(318,420)	(4,745)
Prepaid expenses and other assets	(6,915)	(3,364)	(2,083)
Income taxes	(20,111)	7,488	1,348
Accounts payable and accrued expenses	79,712	83,286	7,239
Operating lease liabilities	(4,962)	(6,753)	(5,872)
Other	(639)	503	1,263
Net cash provided by (used in) operating activities	134,050	(85,618)	27,204

Cash flows from investing activities
Acquisitions, net of cash acquired	(35,182)	(27,970)	—
Acquisition-related settlements	94	1,094	—
Purchases of property and equipment	(8,786)	(7,170)	(4,615)
Net cash used in investing activities	(43,874)	(34,046)	(4,615)

Cash flows from financing activities
Proceeds from term loan	—	175,000	—
Principal payments on term loan	(100,438)	(688)	—
Principal payments on note payable	(2,426)	(2,426)	(2,426)
Debt issuance costs	(3,237)	(6,098)	(81)
Borrowings under Senior Secured Asset-Based revolving credit facility	1,700,030	443,544	420,334
Repayments on Senior Secured Asset-Based revolving credit facility	(1,632,430)	(487,753)	(437,900)
Cash paid for shares withheld for taxes	(5,267)	(2,230)	(658)
Payment of contingent consideration	(7,500)	—	(79)
Cash payments to noncontrolling shareholder	—	(210)	(1,153)
Stock repurchase and retirement	(35,285)	—	—
Other	(1,046)	(45)	(47)
Net cash (used in) provided by financing activities	(87,599)	119,094	(22,010)

Effect of exchange rate changes on cash	(9)	6	(11)

Change in cash and cash equivalents	2,568	(564)	568
Cash and cash equivalents at beginning of year	1,036	1,600	1,032
Cash and cash equivalents at end of year	$3,604	$1,036	$1,600

Supplemental disclosure of cash flow information:
Interest paid	$12,859	$5,773	$2,666
Income taxes paid	$82,893	$3,608	$612

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

1. Organization and Basis of Presentation

Nature of Business

Cross Country Healthcare, Inc. (the Company) provides total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers. The Company places highly qualified healthcare professionals in virtually every specialty and area of expertise. Its diverse customer base includes both clinical and nonclinical settings, servicing both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory-care centers, single and multi-specialty physician practices, rehabilitation facilities, urgent care centers, local and national healthcare systems, managed care providers, both public schools and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See the consolidated balance sheets, statements of stockholders' equity, and statements of cash flows, and Note 7 - Balance Sheet Details.

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

Risks and Uncertainties

The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers.

The Company is also subject to additional risks and uncertainties due to the ongoing COVID pandemic. The extent of the impact on the Company’s business is highly uncertain and difficult to predict. See associated risk factors in Item 1A. Risk Factors in this Annual Report on Form 10-K.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. Interest income on cash and cash equivalents was immaterial for the years ended December 31, 2022, 2021, and 2020, and is included in other income (expense), net, in the consolidated statements of operations and comprehensive income (loss).

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)

Accounts Receivable, Allowance for Doubtful Accounts, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company bases its allowance for doubtful account estimates on its historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse condition adjusted for current expectations for the customers or industry. Based on the information currently available, the Company also considered current expectations of future economic conditions, including the impact of the ongoing COVID pandemic, when estimating its allowance for doubtful accounts.

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2022	2021
Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1	$6,087	$3,416
Bad Debt Expense	2,369	504
Write-Offs, net of Recoveries	(365)	(699)
Balance at March 31	8,091	3,221
Bad Debt Expense	3,192	466
Write-Offs, net of Recoveries	(426)	(358)
Balance at June 30	10,857	3,329
Bad Debt Expense	1,101	1,441
Write-Offs, net of Recoveries	(593)	(138)
Balance at September 30	11,365	4,632
Bad Debt Expense	2,947	2,372
Write-Offs, net of Recoveries	(1,254)	(917)
Balance at December 31	$13,058	$6,087

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The balance of this allowance as of December 31, 2022 and December 31, 2021 was $1.6 million and $0.8 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company's accounts receivable balance as of December 31, 2022 and 2021, or revenue for the years ended December 31, 2022, 2021, and 2020.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years. Leasehold improvements are depreciated over the shorter of 10 years or the term of the individual lease. On an annual basis, the Company reviews its property and equipment listings and disposes of assets that are no longer in use.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)
Certain software development costs have been capitalized. Such costs include charges for consulting services and costs for Company personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive income (loss) and begins when the software is ready for use. See Note 6 - Property and Equipment.

Cloud Computing Arrangements

Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. In connection with the licensing of software products, the Company has entered into arrangements in which it does not take possession of the software; rather, the software application resides on the vendor's or a third-party's hardware, and the Company accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. Therefore, the cloud computing arrangement does not give rise to an intangible asset. Costs are capitalized in accordance with the Company’s policies for other capitalizable service costs. Amortization is calculated over the contractual term of the cloud computing arrangement and is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss). As of December 31, 2022 and 2021, the Company has a current asset of $0.5 million included in prepaid expenses and a non-current asset of $4.5 million and $4.8 million, respectively, included in other non-current assets in the consolidated balance sheets that have been capitalized in conjunction with implementations. Amortization of the cloud computing assets was $0.6 million and $0.4 million for the years ended December 31, 2022 and 2021, respectively, and immaterial for the year ended December 31, 2020.

Leases

The Company determines whether an arrangement constitutes a lease at commencement. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - current, and operating lease liabilities - non-current in the consolidated balance sheets. Finance leases are included in other non-current assets, other current liabilities, and other long-term liabilities in the consolidated balance sheets. See Note 9 - Leases.

Right-of-use assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date; (ii) initial direct costs; and (iii) tenant incentives under the lease. Rent expense commences when the lessor makes the underlying asset available to the Company. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on its incremental borrowing rate, as the rate implicit in the lease is not determinable. The Company estimates its incremental borrowing rate based on an analysis of publicly-traded debt securities of companies with credit and financial profiles similar to its own. The variable portion of the lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense in the consolidated statements of operations and comprehensive income (loss). Rent expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement.
The Company leases apartments for eligible field employees under short-term agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses in the consolidated statements of operations and comprehensive income (loss).
Business Combinations
Business combinations are accounted for at fair value. The associated acquisition costs are expensed as incurred and recorded as acquisition and integration-related costs; noncontrolling interests, if any, are reflected at fair value at the acquisition date; restructuring costs associated with a business combination are expensed; contingent consideration is measured at fair value at the acquisition date, with changes in the fair value after the acquisition date affecting earnings; and goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired. The accounting for business combinations requires estimates and judgments as to expectations for future cash flows of the acquired business, and the allocation of those cash flows to identifiable intangible assets, in determining the estimated fair value for assets and liabilities acquired. The fair values assigned to tangible and intangible assets acquired and liabilities assumed are based on management's estimates and assumptions, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements could result in a possible impairment of the intangible assets and goodwill or require acceleration of the amortization expense of

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)
finite-lived intangible assets. The results of the acquired businesses' operations are included in the consolidated statements of operations and comprehensive income (loss) of the combined entity beginning on the date of acquisition. See Note 4 - Acquisitions.

Goodwill, Trade Names, and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which have ranged from 2 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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
Any related impairment losses are recognized in earnings and included in the caption impairment charges in the consolidated statements of operations and comprehensive income (loss). See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.
Debt Discount and Debt Issuance Costs

Stated discounts on proceeds and other fees reimbursed to lenders were treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Debt issuance costs associated with the revolving line-of-credit are presented as an asset, included in other non-current assets in the balance sheet. Discounts are amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)
Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other state non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, some subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and comprehensive income (loss) and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.

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

Under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2022 and 2021 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as non-current accrued claims, and the short-term receivable portion as insurance recovery receivable and the long-term portion as non-current insurance recovery receivable. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2022 and 2021, the Company had outstanding approximately $17.7 million and $16.7 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

The Company has occurrence-based primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. The Company has a claims-made professional liability policy for its physicians and advanced practitioners, with a $0.5 million self-insured retention per claim. At December 31, 2022 and 2021, the Company had outstanding $0.4 million and $1.5 million, respectively, of standby letters of credit as collateral to secure reimbursement of expenses under the existing plan.

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
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2022 and December 31, 2021, the Company's estimate of amounts that had been worked but had not been billed totaled $152.4 million and $140.0 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross Versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of its consolidated revenue for the years ended December 31, 2022, 2021, and 2020. Generally, billing and payment terms for MSP agency services is consistent with temporary staffing as the customers are similar or the same. Revenue from these services are recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services. The Company does not, in the ordinary course of business, offer warranties or refunds.

Gross Versus Net Policies
The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:
Managed Service Programs (MSP)
The Company has certain contracts with healthcare facilities to provide comprehensive services through its MSPs. Under these contractual arrangements, the customer’s orders are filled with either one of the Company's healthcare professionals or a third party's healthcare professionals (subcontractors).

When its healthcare professional is staffed, the Company determined that it acts as a principal in the arrangement, as it is considered the employer of record. Accordingly, revenue is reported on a gross basis in the consolidated statements of operations and comprehensive income (loss).

Alternatively, the Company determined that it acts as an agent in the arrangement when a subcontracted healthcare professional is staffed, as the Company does not control the services before they are transferred to the customer. Accordingly, revenue is reported on a net basis in the consolidated statements of operations and comprehensive income (loss). The customer is invoiced for the hours worked by the subcontracted healthcare professional multiplied by the hourly bill rate. A subcontractor liability is recognized as a reduction of revenue, net of an administrative fee, and is generally payable after the Company has received payment from its customer. The Company’s administrative fee is calculated as a percentage of the customer’s invoice and is recognized over time as the services are rendered by the subcontracted healthcare professional. The Company does not collect or recognize an upfront placement fee.
Physician Staffing
The Physician Staffing business has contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in these arrangements and, therefore, revenue is reported on a gross basis in the consolidated statements of operations and comprehensive income (loss).

See Note 3 - Revenue Recognition for the Company's revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. There were no contract assets or material contract liabilities as of December 31, 2022 and 2021.

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

Share-Based Compensation

For the years ended December 31, 2022, 2021, and 2020, the Company granted performance-based stock awards and restricted stock for a fixed number of common shares to employees. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

The Company granted performance-based stock awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan, amended and restated on May 23, 2017 (2017 Plan), and replaced by the 2020 Omnibus Incentive Plan, effective for awards granted after May 19, 2020, as described in Note 14 - Stockholders' Equity. Pursuant to the plans, the number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss), and totaled $7.4 million, $6.9 million, and $5.4 million during the years ended December 31, 2022, 2021, and 2020, respectively. See Note 14 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists of programmatic advertising, display, search, internet, social media, video, and promotional aids and materials. Advertising costs are expensed as incurred and totaled $16.1 million, $9.5 million, and $6.2 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income (loss).

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the consolidated statements of operations and comprehensive income (loss) primarily include employee termination costs and lease-related exit costs.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)
Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Year Ended December 31,
	2022		2021		2020
	(amounts in thousands)
	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs
Balance at beginning of period	$160	$2,423	$499	$2,687	$386	$1,223
Charged to restructuring(a)	792	765	814	544	2,525	2,190
Payments and adjustments	(153)	(992)	(1,153)	(808)	(2,412)	(726)
Balance at end of period	$799	$2,196	$160	$2,423	$499	$2,687
________________

(a) Restructuring costs in the consolidated statements of operations and comprehensive income (loss) for the year ended December 31, 2022 include a benefit of $1.4 million in the second quarter associated with the early termination of the lease for one of the Company's corporate offices which was previously restructured. Aside from what is presented in the table above, restructuring costs in the consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2021 and 2020 include $1.3 million and $1.1 million, respectively, and an immaterial amount for the year ended December 31, 2022, of ongoing lease costs related to the Company's strategic reduction in its real estate footprint, which are included as operating lease liabilities - current and non-current in our consolidated balance sheets. Other costs were immaterial for the years ended December 31, 2022, 2021, and 2020.

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

Comprehensive Income (Loss)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying consolidated statements of operations and comprehensive income (loss). Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was an unrealized loss of $1.5 million at December 31, 2022 and $1.3 million at December 31, 2021.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

2. Summary of Significant Accounting Policies (continued)
The income tax impact related to components of other comprehensive income (loss) for the years ended December 31, 2022 and 2021 is included in unrealized foreign currency translation loss, net of tax in the consolidated statements of operations and comprehensive income (loss). There was no income tax impact related to components of other comprehensive income (loss) for the year ended December 31, 2020.

Fair Value Measurements

Financial Accounting Standards Board (FASB) guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Company’s financial assets and liabilities required to be measured on a recurring basis were its: (i) deferred compensation asset and (ii) deferred compensation liability as of December 31, 2022. See Note 10 - Fair Value Measurements.

Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders (numerator) by the weighted average number of vested unrestricted common shares outstanding during the period (denominator). Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock appreciation rights and options and unvested restricted stock, as calculated utilizing the treasury stock method. See Note 15 - Earnings Per Share.

Recent Accounting Pronouncements

On October 28, 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities such as deferred revenue acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Generally, this amendment will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically such amounts were recognized by the acquirer at fair value in acquisition accounting. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company expects to adopt this standard in its first quarter of 2023 as it relates to applicable acquisitions.

3. Revenue Recognition
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. See Note 2 - Summary of Significant Accounting Policies.

	Year Ended December 31, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$2,629,088	$101,440	$2,730,528
Other Services	71,295	4,786	76,081
Total	$2,700,383	$106,226	$2,806,609

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

3. Revenue Recognition (continued)

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
________________
As a result of the Company modifying its reportable segments in 2021, Other Services in the amount of $10.5 million included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the year ended December 31, 2020. See Note 17 - Segment Data.

4. Acquisitions

HireUp

On December 13, 2022, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of HireUp Leadership Inc. (HireUp) for a purchase price of $6.0 million in cash, subject to adjustment, and $0.8 million in shares (or 29,811 shares) of the Company's common stock.

The sellers are eligible to receive up to an additional $8.0 million in earnout cash consideration based on HireUp's revenues and Adjusted EBITDA for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. The earnout liability is included in non-current earnout liability on the consolidated balance sheets.

$14.5 million has been recorded as goodwill on the Company's consolidated balance sheet.

Mint

On October 3, 2022, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Mint Medical Physician Staffing, LP and Lotus Medical Staffing LLC (collectively, Mint) for a purchase price of $27.0 million in cash, subject to adjustment, and $3.6 million in shares (or 114,278 shares) of the Company's common stock.

The sellers are eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint's revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. The earnout liability is included in non-current earnout liability on the consolidated balance sheets.

$35.2 million has been recorded as goodwill on the Company's consolidated balance sheet.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

4. Acquisitions (continued)

Local Business

On December 15, 2022, the Company purchased and acquired certain assets and assumed certain liabilities of an Ohio based business for a purchase price of $2.0 million in cash, subject to customary post closing adjustments.

An immaterial amount has been recorded as goodwill on the Company's consolidated balance sheet.

These transactions were treated as a purchase of assets for income tax purposes.The Company has not completed its valuation of assets acquired and liabilities assumed for the above acquisitions. Any necessary adjustments will be finalized within one year from the date of the acquisition

The above acquisitions made in 2022, Mint, Lotus, HireUp, and a local business, both individually and in the aggregate, were not significant and have been accounted for using the acquisition method of accounting. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisitions, was not significant.

Selected

On December 16, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Selected, Inc. (Selected) for a purchase price of $3.5 million in cash, subject to adjustment, and $1.5 million in shares (or 59,429 shares) of the Company's common stock. The transaction was treated as a purchase of assets for income tax purposes.

The sellers were eligible to receive up to an additional $1.5 million in earnout cash consideration based on Selected's revenues for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. In the second quarter of 2022, the Company determined that the contingent consideration earnout related to the Selected acquisition would not be achieved for 2022 and 2023 and, as a result, the entire liability was reversed. See Note 10 - Fair Value Measurements.

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

The remaining excess purchase price over the fair value of net assets acquired of $0.4 million was recorded as goodwill on the Company's consolidated balance sheets. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

The acquisition of Selected, Inc. primarily consists of a Software as a Service, subscription-based recruiting and talent matching platform. The acquisition was not significant and has been accounted for using the acquisition method of accounting. Selected's results of operations, since the date of acquisition, are included in the Cross Country Education business unit within the Nurse and Allied Staffing business segment, and are not material. Associated immaterial acquisition-related costs incurred have been included in acquisition and integration-related costs on the Company's consolidated statements of operations and comprehensive income (loss) for the years ended December 31, 2022 and 2021.

Cross Country Workforce Solutions Group (WSG)

On June 8, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. for a purchase price of $25.0 million in cash and $5.0 million in shares (or 307,730 shares) of the Company's common stock. The transaction was treated as a purchase of assets for income tax purposes. The parties agreed to a final net working capital reduction of $1.1 million which was received in the fourth quarter of 2021. Included in the amount paid at closing was an escrow account of $2.0 million related to potential wage and hour indemnification claims. On December 16, 2022, this amount was released from escrow to the seller.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

4. Acquisitions (continued)

The sellers are eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. In the third quarter of 2022, the Company determined that the contingent consideration earnout was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. The remaining earnout liability's carrying amount of $7.5 million is included in current portion of earnout liability on the consolidated balance sheets. See Note 10 - Fair Value Measurements.

The business has been branded Cross Country Workforce Solutions Group (WSG) and primarily works with local and national healthcare systems and managed care providers to coordinate in-home care services for participants, including Program of All-Inclusive Care for the Elderly (PACE) programs. WSG also provides a range of consulting and talent management solutions to its healthcare customers, including home care staffing, recruitment process outsourcing, contingent workforce evaluation, and talent acquisition.

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

The remaining excess purchase price over the fair value of net assets acquired of $22.1 million was recorded as goodwill on the Company's consolidated balance sheets. Associated acquisition-related costs incurred were $1.0 million and have been included in acquisition and integration-related costs on the Company's consolidated statement of operations and comprehensive income (loss) for the year ended December 31, 2021. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

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
Mediscan

On October 30, 2015, the Company completed the acquisition of all of the membership interests of New Mediscan II, LLC, Mediscan Diagnostic Services, LLC, and Mediscan Nursing Staffing, LLC (collectively Mediscan). In connection with the Mediscan acquisition, the Company assumed two contingent purchase price liabilities for a previously acquired business.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

4. Acquisitions (continued)

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$33,430	$22,033	$11,397	$30,530	$18,375	$12,155
Customer relationships	47,738	21,672	26,066	47,738	17,581	30,157
Non-compete agreements	4	3	1	304	272	32
Trade names	30	16	14	—	—	—
Software	1,700	355	1,345	—	—	—
Other intangible assets, net	$82,902	$44,079	$38,823	$78,572	$36,228	$42,344
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of December 31, 2022, estimated annual amortization expense was as follows:

Years Ending December 31:	(amounts in thousands)
2023	$8,051
2024	7,399
2025	6,840
2026	5,632
2027	3,461
Thereafter	7,440
$38,823

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

5. Goodwill, Trade Names, and Other Intangible Assets (continued)
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2021
Aggregate goodwill acquired	$396,446	$43,405	$439,851
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	116,683	2,807	119,490

Changes to aggregate goodwill in 2022
Goodwill acquisition adjustment - Selected (a)	(6,130)	—	(6,130)
Aggregate goodwill acquired (b)	14,692	35,216	49,908

Balances as of December 31, 2022
Aggregate goodwill acquired	405,008	78,621	483,629
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$125,245	$38,023	$163,268
________________

(a) Represents an adjustment to the fair value of the identifiable net assets acquired, with a corresponding offset to goodwill, made during the measurement period related to the acquisition of Selected. See Note 4 - Acquisitions.
(b) Represents goodwill acquired from the acquisitions of Mint and Lotus, HireUp, and a local business calculated as the excess of the fair value of consideration exchanged as compared to the fair value of identifiable net assets acquired. See Note 4 - Acquisitions. During the measurement period, which is not to exceed one year from the acquisition date, the Company may record adjustments to the assets acquired or liabilities assumed, with a corresponding offset to goodwill. Upon conclusion of the measurement period, any subsequent adjustments would be recorded to earnings.

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

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2022 and 2021 and determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective carrying values.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

5. Goodwill, Trade Names, and Other Intangible Assets (continued)
During the second quarter of 2020, due to the increased negative impact and continuing uncertainty of the COVID pandemic on the business, all reporting units were quantitatively tested. For the Nurse and Allied Staffing and Physician Staffing reporting units, no impairment was identified as the fair value was substantially in excess of the carrying amount of goodwill.

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

Although management believes that the Company's current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, including its assumptions on the impact and timing related to variants of COVID, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of December 31, 2022 will prove to be accurate predictions of future performance.
For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the year ended December 31, 2022, the Company performed a qualitative assessment of its trade names and other intangible assets and, as a result, the Company wrote off a discontinued IT project and recorded a $1.9 million impairment charge. During the year ended December 31, 2021, the Company wrote off a discontinued software development project, resulting in an immaterial impairment charge.
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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

6. Property and Equipment

The Company's property and equipment consists of the following:

		December 31,
	Useful Lives	2022	2021
		(amounts in thousands)
Computer equipment	3 years	$6,167	$4,910
Computer software	3-10 years	22,518	18,839
Office equipment	5-7 years	473	475
Furniture and fixtures	7 years	2,078	2,475
Construction in progress	(a)	3,462	2,523
Leasehold improvements	(b)	2,646	4,340
		37,344	33,562
Less accumulated depreciation and amortization		(17,682)	(17,729)
		$19,662	$15,833
_______________

(a) Primarily related to software development.
(b) See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

7. Balance Sheet Details

	December 31,
	2022	2021
	(amounts in thousands)
Insurance recovery receivable:
Insurance recovery for health claims	$1,143	$300
Insurance recovery for workers’ compensation claims	3,117	2,836
Insurance recovery for professional liability claims	3,174	1,905
	$7,434	$5,041
Non-current insurance recovery receivable:
Insurance recovery for workers’ compensation claims	$5,831	$4,861
Insurance recovery for professional liability claims	17,227	9,137
	$23,058	$13,998
Other non-current assets:
Security deposits	$724	$672
Deferred compensation assets	2,477	1,398
Net debt issuance costs	3,437	991
Finance lease right-of-use assets	11	57
Cloud computing asset	4,460	4,840
	$11,109	$7,958
Accounts payable and accrued expenses:
Trade accounts payable	$12,863	$3,143
Subcontractor payable	145,587	91,712
Accrued expenses	27,057	14,898
	$185,507	$109,753
Accrued compensation and benefits:
Salaries and payroll taxes	$40,983	$39,139
Accrued bonuses and commissions	11,798	10,755
Accrued workers’ compensation claims	9,147	8,394
Accrued professional liability claims	3,426	2,448
Accrued health care claims	6,179	4,081
Accrued vacation	1,072	763
	$72,605	$65,580
Non-current accrued claims:
Accrued workers’ compensation claims	$14,699	$11,777
Accrued professional liability claims	21,182	13,537
	$35,881	$25,314
Other non-current liabilities:
Restructuring	$1,084	$1,829
Deferred tax liability	247	190
Deferred compensation	2,507	2,457
Other	—	508
	$3,838	$4,984

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

8. Debt

The Company's long-term debt consists of the following:

	December 31, 2022		December 31, 2021
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 10.14% and 6.50% at December 31, 2022 and December 31, 2021, respectively	$73,875	$(1,940)	$174,312	$(5,396)
Senior Secured Asset-Based Loan, interest of 5.90% and 1.60% at December 31, 2022 and December 31, 2021, respectively	76,800	(3,437)	9,200	(991)
Note Payable, interest of 2.00% per annum at December 31, 2021	—	—	2,426	—
Total debt	150,675	(5,377)	185,938	(6,387)
Less current portion - note payable	—	—	2,426	—
Less current portion - term loan	—	—	1,750	—
Long-term debt	$150,675	$(5,377)	$181,762	$(6,387)

As of December 31, 2021, the current portion of the term loan and the note payable are included in current portion of debt on the consolidated balance sheets. The final installment of the note payable, related to contingent consideration assumed as part of a prior period acquisition, was paid in the first quarter of 2022. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt, net of current portion on the consolidated balance sheets herein.
In addition to its scheduled payments, on June 23, 2022 and October 26, 2022, the Company made optional prepayments on its term loan of $50.0 million, totaling $100.0 million, to reduce interest costs. The Company was entitled to determine the application of the prepayments, which were applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027. As of December 31, 2022, the aggregate schedule for maturities of debt are as follows:

	Term Loan	Senior Secured Asset-Based Loan
Through Years Ending December 31:	(amounts in thousands)
2023	$—	$—
2024	—	—
2025	—	—
2026	—	—
2027	73,875	—
Thereafter	—	76,800
Total	$73,875	$76,800

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

8. Debt (continued)
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

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of December 31, 2022. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

On November 18, 2021, the Company amended its Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. Additionally, the Term Loan First Amendment increased the aggregate amount of all increases (as defined in the Term Loan Agreement) to be no greater than $115.0 million. The borrowings will be used primarily to fund organic growth. Commencing on December 31, 2021, installments of the mandatory prepayments will be in the aggregate principal amount of $0.4 million. All other terms, conditions, covenants, and pricing of the Term Loan Agreement remain the same. In conjunction with the Term Loan First Amendment, the Company entered into the Term Loan First Amendment to the Intercreditor Agreement (as defined below), effective as of November 18, 2021, which sets forth the lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders.

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

In addition to its scheduled payments, on June 23, 2022 and October 26, 2022, the Company made optional prepayments of $50.0 million, totaling $100.0 million, to reduce interest costs, and incurred prepayment premiums of $1.0 million pursuant to the Term Loan Agreement. As a result of the early prepayments, debt issuance costs of $1.4 million and $1.3 million were written off in the second and fourth quarters of 2022, respectively. The prepayment premiums and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the consolidated statements of operations and comprehensive income (loss).
The term loan is secured by a second-priority security interest in the collateral as defined in the ABL Credit Agreement (Loan Agreement) (as described below), and Wells Fargo Bank, National Association as agent, as amended by the First Amendment, Second Amendment, Third Amendment, Fourth Amendment, and Fifth Amendment (each as defined below) to the Loan Agreement. The lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders are set forth in the Intercreditor Agreement, by and among Wells Fargo Bank, National Association, as first lien agent, and Wilmington Trust, National Association, as second lien agent, as amended, restated, amended and restated, supplemented or otherwise modified from time to time in accordance with the terms thereof dated June 8, 2021 (Intercreditor Agreement).
In the first quarter of 2023, the Company expects to amend its Term Loan Agreement to convert the LIBOR rates to SOFR rates.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

8. Debt (continued)

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

Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At December 31, 2022, borrowing base availability under the ABL was $300.0 million and the Company had $76.8 million of borrowings drawn, as well as $18.2 million of letters of credit outstanding related to workers' compensation and professional liability policies (see Note 2 - Summary of Significant Accounting Policies), leaving $205.0 million of excess availability.

As of December 31, 2022, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

8. Debt (continued)
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of December 31, 2022. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

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

The first two installments of $2.4 million each were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third and final installment of $2.6 million, including interest of 2% per annum, accruing from April 1, 2020, was paid in the first quarter of 2022. See Note 4 - Acquisitions.

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

Beginning in the second quarter of 2020, in connection with the continuing developments from COVID, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The Company is in the process of seeking to sublet some of the space where possible. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $2.8 million, $1.7 million, and $4.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the years ended December 31, 2022 and 2020, respectively, the Company wrote off a total of $0.9 million and $1.0 million of leasehold improvements and other property and equipment related to these locations, and wrote off an immaterial amount in 2021. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

9. Leases (continued)

The table below presents the lease-related assets and liabilities included on the consolidated balance sheets:

Classification on Consolidated Balance Sheets:	December 31, 2022	December 31, 2021
	(amounts in thousands)
Operating lease right-of-use assets	$3,254	$7,488
Operating lease liabilities - current	$4,132	$4,090
Operating lease liabilities - non-current	$4,880	$10,853

	December 31, 2022	December 31, 2021
Weighted average remaining lease term	2.3 years	3.4 years
Weighted average discount rate	6.31%	6.39%
The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the consolidated balance sheets as of December 31, 2022:

Years Ending December 31:	(amounts in thousands)
2023	$4,567
2024	3,098
2025	1,942
2026	69
2027	47
Total minimum lease payments	9,723
Less: amount of lease payments representing interest	(711)
Present value of future minimum lease payments	9,012
Less: operating lease liabilities - current	(4,132)
Operating lease liabilities - non-current	$4,880

Other Information

The table below provides information regarding supplemental cash flows:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,753	$6,150	$7,111
Right-of-use assets acquired under operating lease	$473	$1,059	$1,587

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

9. Leases (continued)

The components of lease expense are as follows:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Amounts Included in Consolidated Statements of Operations and Comprehensive Income (Loss):
Operating lease expense	$2,550	$3,538	$4,874
Short-term lease expense	$5,114	$3,695	$5,217
Variable and other lease costs	$2,195	$1,957	$1,919

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the consolidated statements of operations and comprehensive income (loss), depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material. Variable and other lease costs for the year ended December 31, 2022 include a benefit associated with the early termination of a lease for one of the Company's corporate offices which was previously restructured.

As of December 31, 2022, the Company did not have any material operating leases which had not yet commenced. The Company has an immaterial amount of finance lease contracts related to other equipment rentals which are not included in the above disclosures.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	December 31, 2022	December 31, 2021
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,477	$1,398
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,507	$2,457

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The years ended December 31, 2022, 2021, and 2020 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated during those years. The year ended December 31, 2022 also included impairment charges primarily related to the write-off of a discontinued IT project in the third quarter. The year ended December 31, 2020 included impairment charges to goodwill and other intangible assets primarily related to the previously-reported Search reporting unit. Accordingly, as of December 31, 2022 and 2021, these assets were recorded at fair

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

10. Fair Value Measurements (continued)
value using Level 3 inputs. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases for more information about these fair value measurements.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. Other financial instruments not measured or recorded at fair value include: (i) note payable, (ii) ABL, (iii) term loan, (iv) earnout liabilities related to the WSG, Selected, Mint, and HireUp acquisitions, as discussed below.

(i) The Company paid the third and final installment on its note payable in the first quarter of 2022. Due to its relatively short-term nature, the carrying value of the note payable approximated its fair value. (ii) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (iii) The estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iv) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. In the third quarter of 2022, the Company determined that the contingent consideration earnout related to the WSG acquisition was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. The remaining earnout liability's carrying amount approximates fair value and is included in current portion of earnout liability on the consolidated balance sheets. See Note 4 - Acquisitions. (v) Potential earnout payments related to the Selected acquisition were contingent upon meeting certain performance requirements based on 2022 and 2023 revenues. The earnout liability's carrying amount approximates fair value and was included in current portion of earnout liability and non-current earnout liability on the consolidated balance sheets. In the second quarter of 2022, the Company determined that the contingent consideration earnout related to the Selected acquisition would not be achieved for 2022 and 2023 and, as a result, the entire liability was reversed. See Note 4 - Acquisitions. (vi) Potential earnout payments related to the Mint acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and is included in non-current earnout liability on the consolidated balance sheets. See Note 4 - Acquisitions. (vii) Potential earnout payments related to the HireUp acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and is included in non-current earnout liability on the consolidated balance sheets. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Note Payable	$—	$—	$2,426	$2,426
Senior Secured Asset-Based Loan	$76,800	$76,800	$9,200	$9,200
Term Loan, net	$73,875	$71,221	$174,312	$174,845
Earnout Liability (WSG)	$7,500	$7,500	$15,000	$15,000
Earnout Liability (Selected)	$—	$—	$1,500	$1,500
Earnout Liability (Mint)	$10,000	$10,000	$—	$—
Earnout Liability (HireUp)	$8,000	$8,000	$—	$—

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

10. Fair Value Measurements (continued)

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

Contributions by the Company, net of forfeitures, under this plan were $2.6 million, $1.0 million, and $0.5 million for the years ended December 31, 2022, 2021, and 2020, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company maintains a 2003 Deferred Compensation Plan, which was frozen effective December 31, 2017, and a 2017 Nonqualified Deferred Compensation Plan, each a non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. Under the deferred compensation plans, certain designated key employees may elect to defer the receipt of a portion of their annual base salary, bonus and commission to the deferred compensation plans. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment, or death during employment. Under certain circumstances described in the deferred compensation plans, participants may receive distributions during employment. In connection with the deferred compensation plans, the Company elected to invest in amounts consistent with the participants' choices of allocations to funds. Participants of the deferred compensation plans are the Company’s unsecured general creditors with respect to the deferred compensation plan benefits. The liability for the deferred compensation is included in other long-term liabilities in the consolidated balance sheets and was $2.5 million at December 31, 2022 and 2021.

12. Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. During the third quarter of 2021, the Company entered into an agreement providing for the reimbursement of $1.6 million in legal fees incurred in 2020 and 2021, relating to the grand jury subpoena previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The reimbursement was collected in the fourth quarter of 2021. The Company believes the outcome of any outstanding loss contingencies as of December 31, 2022 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

12. Contingencies (continued)

it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other state non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, some subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income (loss) and the liability is reflected in sales tax payable within other current liabilities in its consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

13. Income Taxes

The components of the Company's income (loss) before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
United States	$255,661	$132,809	$(12,998)
Foreign	664	399	668
Income (loss) before income taxes	$256,325	$133,208	$(12,330)

 The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Current:
Federal	$48,664	$5,165	$25
State	13,919	5,638	600
Foreign	219	330	119
Total	62,802	11,133	744
Deferred:
Federal	383	892	(138)
State	4,623	(10,648)	(818)
Foreign	56	(171)	24
Total	5,062	(9,927)	(932)
Income tax expense (benefit)	$67,864	$1,206	$(188)

Deferred income taxes reflect the Company's net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

13. Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2022	2021
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$96	$237
Allowance for doubtful accounts	3,471	1,644
Intangible assets	7,518	9,273
Net operating loss carryforwards	1,389	4,112
Accrued professional liability claims	1,118	1,335
Accrued workers’ compensation claims	3,631	3,097
Share-based compensation	992	840
Operating lease liabilities	2,228	3,790
Credit carryforwards	1	41
Other	630	505
Gross deferred tax assets	21,074	24,874
Valuation allowance	(2)	(20)
	21,072	24,854
Deferred Tax Liabilities:
Depreciation	(1,411)	(1,515)
Indefinite-lived intangibles	(11,829)	(9,993)
Operating lease right-of-use assets	(740)	(1,821)
Tax on unrepatriated earnings	(247)	(190)
	(14,227)	(13,519)
Net deferred taxes	$6,845	$11,335

As of December 31, 2022, and 2021, the Company had immaterial valuation allowances on its deferred tax assets. For the year ended December 31, 2021, the Company recorded a net valuation allowance release of $37.5 million (comprised of $18.4 million related to federal NOLs, $7.5 million related to state NOLs, and $11.6 million related to other net deferred tax assets) on the basis of management’s reassessment of the amount of its deferred tax assets that are more likely than not to be realized. The valuation allowance on certain state NOLs was not released due to the respective expiration periods and specific state taxable income projections.

As of each reporting date, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of December 31, 2021, in part because the Company achieved 12 quarters of cumulative pretax income including permanent items in the U.S. federal tax jurisdiction, management determined that there was sufficient positive evidence to conclude that it was more likely than not that its net deferred tax assets were realizable. The Company sustained cumulative profits and accordingly, released the valuation allowances on all deferred tax assets but for certain state NOLs due to the respective expiration periods and specific state taxable income projections.

In arriving at its conclusion to release the valuation allowance effective December 31, 2021, the Company considered several positive and negative factors. For the 12 quarters ended December 31, 2021, the Company had $110.3 million in cumulative pretax income including permanent items. The Company has a history of utilizing NOLs prior to expiration. Further, the Company forecasted positive pretax book income which was expected to exceed the reversal of its future tax deductions, further proving future estimates of taxable income. The growth estimates were tied to the growing demand for healthcare solutions for the Company's customers, including a growing aging U.S. population, and its customers’ pressure to keep costs down by using the Company's staffing solutions. With regard to negative evidence, the Company did not have any material taxable temporary

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

13. Income Taxes (continued)

differences to offset deductible temporary differences and did not have any taxable income available for carryback to offset NOLs. As such, the primary focus of its analysis emphasized the 12-quarter cumulative pretax income analysis and projections of future taxable income.

As of December 31, 2022, the Company had approximately $29.6 million of state net operating loss carryforwards, and an immaterial amount of foreign net operating loss carryforwards. The NOLs expire as follows: state between 2023 and 2040 and foreign between 2023 and 2027. As a result of the 2017 Tax Act, certain state NOLs generated in 2020, 2019, and 2018 carry forward indefinitely. As of December 31, 2021, the Company utilized 100 percent of the federal net operating loss.

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense (benefit) is as follows:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Tax at U.S. statutory rate	$53,828	$27,974	$(2,589)
State taxes, net of federal benefit	15,423	8,573	135
Noncontrolling interest	—	(5)	(172)
Non-deductible items(a)	179	550	544
Foreign tax expense	136	76	1
Valuation allowances	1	(37,450)	117
Uncertain tax positions	(1,694)	1,891	1,110
Officers' compensation	404	344	621
Return to provision	(169)	44	87
Other	(244)	(791)	(42)
Income tax expense (benefit)	$67,864	$1,206	$(188)
________________

(a) Includes non-deductible meals and incidentals and other miscellaneous non-deductible items.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Balance at January 1	$9,179	$6,891	$5,792
Additions based on tax positions related to the current year	349	1,873	974
(Reductions) additions based on tax positions related to prior years	(1,947)	—	125
Reductions as a result of a lapse of applicable statute of limitations	—	(47)	—
Other	—	462	—
Balance at December 31	$7,581	$9,179	$6,891

There were no short-term unrecognized tax benefits as of December 31, 2022 and 2021. Long-term unrecognized tax benefits are included in uncertain tax positions - non-current in the consolidated balance sheets and were $7.6 million and $9.0 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022 and 2021, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $7.2 million and $8.6 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2022, 2021, and 2020, interest and penalties were immaterial, as were accruals for the payment

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

13. Income Taxes (continued)

of interest and penalties at December 31, 2022, 2021, and 2020, respectively. Tax years 2012 through 2022 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward if such carryforward would offset the disallowance of the tax position. As a result of the Company’s utilization of its federal net operating loss carryforward and a material amount of state net operating loss carryforwards, the Company reclassified $0.4 million and $8.0 million of unrecognized tax benefits from deferred tax assets to long-term liabilities in the years ended December 31, 2022 and 2021, respectively. Further, for the year ended December 31, 2021, the Company reclassified $0.5 million, representing the federal benefit of state unrecognized tax benefits, in the tabular rollforward from unrecognized tax benefits to deferred tax assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
14. Stockholders’ Equity

Stock Repurchase Program

On August 16, 2022, the Company's Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby the Company may repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The New Repurchase Program was effective immediately and may be discontinued at any time at the Board's discretion. In addition to the repurchase of $100.0 million of its shares of common stock under the New Repurchase Program, the Company was authorized to continue to repurchase any remaining shares available for repurchase under the Company's previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, the Company commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the year ended December 31, 2022, the Company repurchased and retired, under both programs, a total of 1,364,815 shares of common stock for $35.3 million, at an average market price of $25.83 per share. During the fourth quarter of 2022, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods. During the years ended December 31, 2021 and 2020, the Company did not repurchase any shares of its common stock.
As of December 31, 2022, the Company had $76.2 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in the Company's Loan Agreement and Term Loan Agreement. At December 31, 2022, the Company had 36,302,618 unrestricted shares of common stock outstanding. The Company may repurchase up to an aggregate amount not to exceed $5.0 million pursuant to its Loan Agreement, and $5.5 million pursuant to its Term Loan Agreement, in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in each of the agreements. In 2022, the conditions were met to repurchase an unlimited amount of shares.
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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

14. Stockholders' Equity (continued)
The following table summarizes restricted stock awards and performance stock awards activity issued under the Plans for the year ended December 31, 2022:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2022	1,039,455	$9.75	522,166	$8.64
Granted	289,624	$20.84	171,873	$18.94
Vested	(575,051)	$9.14	(170,278)	$7.03
Forfeited	(79,520)	$14.10	(47,675)	$12.33
Unvested restricted stock awards, December 31, 2022	674,508	$14.53	476,086	$12.56

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

On March 31, 2022, 2021, and 2020, the Company awarded performance stock awards totaling 126,576, 160,416, and 286,415, respectively. The Company awarded an additional 16,921 and 7,908 performance stock awards in the second quarter of 2022 and 2021, respectively. If the minimum level of performance is attained for the 2022, 2021, and 2020 awards, restricted stock will be issued with a vesting date of the third anniversary of such grant date. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2022, the Company's Compensation Committee of the Board of Directors approved a 120% level of attainment for the 2019 performance-based share awards, resulting in the issuance of 170,278 performance shares that vested on March 31, 2022.

As of December 31, 2022, the Company had approximately $6.0 million of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.31 years. The fair value of shares vested was approximately $12.1 million, $8.9 million, and $2.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, the Company had approximately $4.5 million of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.11 years, the remaining service period. The fair value of shares vested was approximately $3.7 million for the year ended December 31, 2022. No shares vested for the years ended December 31, 2021 and 2020.

The Company's stock appreciation rights could only be settled with stock or cash, at the discretion of the Committee. The stock appreciation rights vested 25% per year over a 4 year period and expired after 7 years. The Company’s policy was to issue new shares from its authorized but unissued balance of common stock outstanding or shares of common stock reacquired by the Company if stock appreciation rights were settled with stock. During the year ended December 31, 2020, 1,000 stock appreciation rights were exercised, and the remaining 7,000 stock appreciation rights expired.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

15. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic and Diluted	$188,461	$132,002	$(12,962)

Denominator:
Weighted average common shares - Basic	37,012	36,689	36,088
Effective of diluted shares:
Share-based awards	524	703	—
Weighted average common shares - Diluted	37,536	37,392	36,088

Net income (loss) per share attributable to common stockholders - Basic	$5.09	$3.60	$(0.36)

Net income (loss) per share attributable to common stockholders - Diluted	$5.02	$3.53	$(0.36)

For the year 2020, no tax benefits were assumed for the potentially dilutive shares due to the Company's net operating loss position.

The following table represents the share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Share-based awards	55	6	663

16. Related Party Transactions

Prior to December 31, 2020, the Company had a 68% ownership interest in Cross Country Talent Acquisition Group, LLC, a joint venture between the Company and a hospital system. The Company generated revenue providing staffing services to the hospital system of $16.0 million in 2020. Effective December 31, 2020, the sole professional staffing services agreement held by its joint venture was terminated, at which time the Company entered into a direct staffing agreement with the hospital system. The Company dissolved Cross Country Talent Acquisition Group, LLC during the third quarter of 2021.

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. In 2022, 2021, and 2020, the Company incurred an immaterial amount in expenses. The Company had an immaterial payable balance at December 31, 2022 and 2021.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

16. Related Party Transactions (continued)
The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $1.8 million and $0.7 million, respectively, for the years ended December 31, 2022 and 2021, and an immaterial amount for the year ended December 31, 2020. Accounts receivable due from these entities was an immaterial amount at December 31, 2022 and 2021.

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, who is currently a business unit president with the Company, is an agent of the lessor. The lease term for WSGs headquarters expires on December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the years ended December 31, 2022 and 2021, and had no payable balance at December 31, 2022 or 2021.

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of a prior period acquisition, payable in three equal installments. The payees of the note are controlled by an employee of the sellers who remained with the Company. The third and final installment of $2.6 million, including interest, was paid in the first quarter of 2022. See Note 4 - Acquisitions.

17. Segment Data

In the first quarter of 2021, the Company modified its disclosures of reportable segments to better align with its management structure and to reflect how the operating results are regularly reviewed by the chief operating decision maker, resulting in two reportable segments, Nurse and Allied Staffing and Physician Staffing. The results of the previously-reported Search segment have been consolidated within Nurse and Allied Staffing for all periods presented. The Company’s segments offer services to its customers as described below:

•Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local nurse and allied professionals, and healthcare leaders within nursing, allied, physician, human resources, and finance, MSP services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. Its customers include: public and private acute-care and non-acute care hospitals, government facilities, local and national healthcare plans, managed care providers, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

17. Segment Data (continued)
Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Year Ended December 31,
	2022	2021	2020
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$2,700,383	$1,605,781	$768,483
Physician Staffing	106,226	70,871	67,934
	$2,806,609	$1,676,652	$836,417
Contribution income:
Nurse and Allied Staffing	$355,447	$205,738	$74,169
Physician Staffing	5,508	4,328	3,619
	360,955	210,066	77,788

Corporate overhead(a)	67,087	55,142	51,900
Depreciation and amortization	12,576	9,852	12,671
Acquisition and integration-related costs	726	1,068	77
Restructuring costs	1,861	2,630	6,052
Impairment charges	5,597	2,070	16,248
Income (loss) from operations	$273,108	$139,304	$(9,160)
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

As a result of modifying the Company's reportable segments, revenue in the amount of $10.5 million and contribution loss in the amount of $1.1 million, included in the previously-reported Search segment have been reclassified to Nurse and Allied Staffing for the year ended December 31, 2020.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

18. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations and comprehensive income (loss) information for each quarter of 2022 and 2021. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022	(amounts in thousands, except per share data)
Revenue from services	$788,732	$753,561	$636,098	$628,218
Gross profit(a)	174,794	170,405	143,545	138,942
Net income attributable to common stockholders	61,983	52,894	34,793	38,791
Net income per share attributable to common stockholders - Basic(b)	$1.67	$1.41	$0.94	$1.06
Net income per share attributable to common stockholders - Diluted(b)	$1.63	$1.40	$0.93	$1.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	(amounts in thousands, except per share data)
Revenue from services	$329,241	$331,827	$374,905	$640,679
Gross profit(a)	71,465	72,590	83,794	147,150
Net income attributable to common stockholders	19,448	11,548	23,433	77,573
Net income per share attributable to common stockholders - Basic(b)	$0.54	$0.32	$0.63	$2.10
Net income per share attributable to common stockholders - Diluted (b)	$0.53	$0.31	$0.62	$2.07
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

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•During the first and third quarters of 2022, the Company recorded impairment charges of $1.7 million and $2.0 million, respectively, related to right-of-use assets and related property in connection with vacated leases, and $1.9 million related to the write-off of a discontinued IT project in the third quarter. During the second quarter of 2021, the Company recorded impairment charges of $1.9 million related to ceasing use of certain leased properties. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases.
•On December 13, 2022, the Company acquired Hireup Leadership Inc. and on October 3, 2022, the Company acquired Mint Medical Physician Staffing, LP and Lotus Medical Staffing LLC. On December 16, 2021, the Company acquired Selected, Inc. and on June 8, 2021, the Company acquired Workforce Solutions Group, Inc. The acquisitions were not material and have been accounted for using the acquisition method. The results of the acquisitions' operations have been included in the consolidated statements of operations and comprehensive income (loss) from their dates of acquisition. See Note 4 - Acquisitions.
•The Company incurred restructuring costs primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of planned cost savings initiatives. In the first and fourth quarters of 2022, the Company recorded immaterial expenses, recorded a benefit of $1.1 million associated with the early termination of the lease for one of the Company's corporate offices in the second quarter, which was previously restructured, and recorded expenses in the third quarter of $2.5 million. In the first quarter of 2021, the Company recorded expenses of $1.2 million, recorded expenses in the second quarter of $0.8 million, and recorded immaterial expenses in the third and fourth quarter.
•The Company recorded loss on early extinguishment of debt of $1.9 million and $1.8 million, respectively, consisting of a prepayment premium and the write-off of debt issuance costs related to the optional prepayments on its term loan made in the second and fourth quarters of 2022. See Note 8 - Debt.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

18. Quarterly Financial Data (Unaudited) (continued)

•During the second quarter of 2022, the Company recognized a gain on lease termination of $1.1 million as a result of the early termination of the lease for one of the Company's corporate offices.
•During the third quarter of 2021, the Company entered into an agreement for the reimbursement of $1.6 million in legal fees incurred in 2020 and 2021, which were collected in the fourth quarter of 2021, related to a previously-disclosed grand jury subpoena.
•In the fourth quarter of 2021, the Company benefited from a $37.5 million reversal of valuation allowance on its net deferred tax assets. This reversal resulted in increased income tax expense in all quarters of 2022. See Note 13 - Income Taxes.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2022, 2021, AND 2020

	Balance at Beginning of Period	Charged to (Released from) Operations	Write-Offs, Net of Recoveries		Other Changes	Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2022	$6,881	$15,327	$(7,512)	(a)	$—	$14,696
Year Ended December 31, 2021	$4,021	$6,499	$(3,639)	(a)	$—	$6,881
Year Ended December 31, 2020	$3,219	$4,269	$(3,467)	(a)	$—	$4,021

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2022	$20	$—	$(18)		$—	$2
Year Ended December 31, 2021	$37,472	$(37,449)	$—		$(3)	$20
Year Ended December 31, 2020	$37,345	$118	$—		$9	$37,472
________________

(a) Uncollectible accounts written off, net of recoveries.

II- 1