Form 10-Q
period 2023-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2023-05-04
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2023
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 35,932,889 shares of common stock, par value $0.0001 per share, as of April 30, 2023.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the overall macroeconomic environment, including increased inflation and interest rates, demand for the healthcare services we provide, both nationally and in the regions in which we operate, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, our customers’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K), as filed and updated in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

March 31, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$291	$3,604
Accounts receivable, net of allowances of $19,896 in 2023 and $14,696 in 2022	627,076	641,611
Income taxes receivable	1,783	10,915
Prepaid expenses	10,937	11,067
Insurance recovery receivable	7,266	7,434
Other current assets	1,259	1,042
Total current assets	648,612	675,673
Property and equipment, net of accumulated depreciation of $18,953 in 2023 and $17,682 in 2022	23,082	19,662
Operating lease right-of-use assets	2,506	3,254
Goodwill	141,520	163,268
Other intangible assets, net	63,086	44,723
Non-current deferred tax assets	7,708	7,092
Non-current insurance recovery receivable	22,780	23,058
Other non-current assets	11,247	11,109
Total assets	$920,541	$947,839

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$176,881	$185,507
Accrued compensation and benefits	69,684	72,605
Operating lease liabilities - current	3,584	4,132
Current portion of earnout liability	12,500	7,500
Other current liabilities	2,259	1,896
Total current liabilities	264,908	271,640
Non-current debt, less current portion	138,443	148,735
Operating lease liabilities - non-current	3,845	4,880
Non-current accrued claims	35,914	35,881
Non-current earnout liability	13,000	18,000
Uncertain tax positions - non-current	8,427	7,646
Other non-current liabilities	4,074	3,838
Total liabilities	468,611	490,620

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	258,144	292,876
Accumulated other comprehensive loss	(1,380)	(1,387)
Retained earnings	195,162	165,726
Total stockholders' equity	451,930	457,219
Total liabilities and stockholders' equity	$920,541	$947,839

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenue from services	$622,707	$788,732
Operating expenses:
Direct operating expenses	483,284	613,938
Selling, general and administrative expenses	84,260	76,853
Bad debt expense	4,908	2,369
Depreciation and amortization	4,904	2,719
Restructuring costs	429	480
Legal settlement charges	1,125	—
Impairment charges	—	1,741
Total operating expenses	578,910	698,100
Income from operations	43,797	90,632
Other expenses (income):
Interest expense	3,690	3,521
Other income, net	(12)	(8)
Income before income taxes	40,119	87,119
Income tax expense	10,683	25,136
Net income attributable to common stockholders	$29,436	$61,983

Other comprehensive income:
Unrealized foreign currency translation gain (loss), net of tax	7	(11)
Comprehensive income	$29,443	$61,972

Net income per share attributable to common stockholders - Basic	$0.82	$1.67

Net income per share attributable to common stockholders - Diluted	$0.81	$1.63

Weighted average common shares outstanding:
Basic	35,864	37,028
Diluted	36,560	37,973

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended March 31, 2023 and 2022
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$165,726	$457,219
Vesting of restricted stock	375	—	(4,513)	—	—	(4,513)
Equity compensation	—	—	1,775	—	—	1,775
Stock repurchase and retirement	(1,224)	—	(31,760)	—	—	(31,760)
Stock repurchase excise tax	—	—	(234)	—	—	(234)
Foreign currency translation adjustment, net of taxes	—	—	—	7	—	7
Net income	—	—	—	—	29,436	29,436
Balances at March 31, 2023	35,454	$4	$258,144	$(1,380)	$195,162	$451,930

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$297,528
Vesting of restricted stock	419	—	(5,028)	—	—	(5,028)
Equity compensation	—	—	1,601	—	—	1,601
Foreign currency translation adjustment, net of taxes	—	—	—	(11)	—	(11)
Net income	—	—	—	—	61,983	61,983
Balances at March 31, 2022	37,443	$4	$318,125	$(1,304)	$39,248	$356,073

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Consolidated net income	$29,436	$61,983
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,904	2,719
Provision for allowances	6,171	3,179
Deferred income tax (benefit) expense	(597)	2,428
Non-cash lease expense	252	567
Impairment charges	—	1,741
Equity compensation	1,775	1,601
Other non-cash costs	316	446
Changes in operating assets and liabilities:
Accounts receivable	7,887	(186,701)
Prepaid expenses and other assets	(471)	(557)
Income taxes	9,897	22,050
Accounts payable and accrued expenses	(11,991)	62,979
Operating lease liabilities	(1,084)	(1,273)
Other	370	(200)
Net cash provided by (used in) operating activities	46,865	(29,038)

Cash flows from investing activities
Acquisition-related settlements	182	—
Purchases of property and equipment	(3,678)	(2,096)
Net cash used in investing activities	(3,496)	(2,096)

Cash flows from financing activities
Principal payments on term loan	—	(437)
Debt issuance costs	—	(3,092)
Borrowings under Senior Secured Asset-Based revolving credit facility	347,434	415,176
Repayments on Senior Secured Asset-Based revolving credit facility	(357,834)	(372,874)
Cash paid for shares withheld for taxes	(4,514)	(5,028)
Principal payments on note payable	—	(2,426)
Stock repurchase and retirement	(31,760)	—
Other	(7)	(11)
Net cash (used in) provided by financing activities	(46,681)	31,308

Effect of exchange rate changes on cash	(1)	(2)
Change in cash and cash equivalents	(3,313)	172
Cash and cash equivalents at beginning of period	3,604	1,036
Cash and cash equivalents at end of period	$291	$1,208

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the 2022 Form 10-K. The December 31, 2022 condensed consolidated balance sheet included herein was derived from the December 31, 2022 audited consolidated balance sheet included in the 2022 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. See the condensed consolidated balance sheets and the condensed consolidated statements of operations and comprehensive income.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) revenue recognition; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies; and (viii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates could materially and adversely impact the Company's consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at March 31, 2023 and December 31, 2022 totaled $149.9 million and $152.4 million, respectively.

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for doubtful accounts is established for losses expected to be incurred on accounts receivable balances. Accounts receivable are written off against the allowance for doubtful accounts when the Company determines amounts are no longer collectible. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company bases its allowance for doubtful account estimates on its historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse condition adjusted for current expectations for the customers or industry. Based on the information currently available, the Company also considered expectations of future economic conditions when estimating its allowance for doubtful accounts.

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2023	2022
	(amounts in thousands)
Balance at January 1	$13,058	$6,087
Bad Debt Expense	4,908	2,369
Write-Offs, net of Recoveries	54	(365)
Balance at March 31	$18,020	$8,091

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of March 31, 2023 and December 31, 2022 was $1.9 million and $1.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2023 and 2022, or the accounts receivable balance as of March 31, 2023 and December 31, 2022.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the condensed consolidated statements of operations and comprehensive income primarily include employee termination costs and lease-related exit costs.

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2023	$799	$2,196
Charged (credited) to restructuring	527	(98)
Payments and adjustments	(539)	(298)
Balance at March 31, 2023	$787	$1,800

Recently Adopted Accounting Pronouncements

On October 28, 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities such as deferred revenue acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. Generally, this amendment will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically such amounts were recognized by the acquirer at fair value in acquisition accounting. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard in the first quarter of 2023 and will apply the guidance as it relates to future acquisitions.

3.    REVENUE RECOGNITION

The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended March 31, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$567,650	$38,197	$605,847
Other Services	14,652	2,208	16,860
Total	$582,302	$40,405	$622,707

	Three Months ended March 31, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$749,447	$22,104	$771,551
Other Services	16,133	1,048	17,181
Total	$765,580	$23,152	$788,732
See Note 12 - Segment Data.

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

The sellers are eligible to receive up to an additional $8.0 million total in earnout cash consideration based on HireUp's revenues and Adjusted EBITDA for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. The earnout liability is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

During the quarter ended March 31, 2023, the Company assigned the following values to other identifiable intangible assets: (i) $0.9 million to trade names with a weighted average estimated useful life of 2 years; (ii) $2.5 million to a customer list with a weighted average estimated useful life of 10 years; and (iii) $3.5 million to a database with a weighted average estimated useful life of 7 years, for a total of $6.9 million in definite life intangible assets with a weighted average estimated useful life of 7 years.

The remaining excess purchase price over the fair value of net assets acquired of $7.6 million was recorded as goodwill on the Company's condensed consolidated balance sheets. The Company may record additional valuation adjustments during the remainder of the measurement period, which is not to exceed one year from the acquisition date. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

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

The sellers are eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint's revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. The short-term portion of the liability of $5.0 million is included in current portion of earnout liability and the long-term portion of the liability of $5.0 million is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

During the quarter ended March 31, 2023, the Company assigned the following values to other identifiable intangible assets: (i) $0.4 million to trade names with a weighted average estimated useful life of 1 year; (ii) $2.3 million to a customer list with a weighted average estimated useful life of 11 years; and (iii) $12.4 million to a database with a weighted average estimated useful life of 7 years, for a total of $15.1 million in definite life intangible assets with a weighted average estimated useful life of 7 years.

The remaining excess purchase price over the fair value of net assets acquired of $20.1 million was recorded as goodwill on the Company's condensed consolidated balance sheets. The Company may record additional valuation adjustments during the remainder of the measurement period, which is not to exceed one year from the acquisition date. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

Local Business

On December 15, 2022, the Company purchased and acquired certain assets and assumed certain liabilities of an Ohio based business for a purchase price of $2.0 million in cash, subject to customary post-closing adjustments. The transaction was treated as a purchase of assets for income tax purposes.

On December 15, 2022, an immaterial amount was recorded as goodwill on the Company's condensed consolidated balance sheets. The Company may record additional valuation adjustments during the remainder of the measurement period, which is not to exceed one year from the acquisition date. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

The above acquisitions made in 2022, HireUp, Mint, and a local business, both individually and in the aggregate, were not significant and have been accounted for using the acquisition method of accounting. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisitions, was not significant. Associated immaterial acquisition-related costs incurred have been included in selling, general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and December 31, 2022.

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

During the quarter ended June 30, 2022, the Company assigned the following values to other identifiable intangible assets: (i) an immaterial amount to trade names with a weighted average estimated useful life of 2 years; (ii) $1.7 million to software with a weighted average estimated useful life of 5 years; and (iii) $2.9 million to a database, consisting of education professionals, with a weighted average estimated useful life of 5 years, for a total of $4.6 million in definite life intangible assets with a weighted average estimated useful life of 5 years.

The remaining excess purchase price over the fair value of net assets acquired of $0.4 million was recorded as goodwill on the Company's condensed consolidated balance sheets. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

The acquisition was not significant and has been accounted for using the acquisition method of accounting. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisition, was not significant. Associated immaterial acquisition-related costs incurred have been included in selling, general and administrative expenses on the Company's condensed consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and 2022.

Cross Country Workforce Solutions Group (CCWSG)

On June 8, 2021, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Workforce Solutions Group, Inc. (WSG) for a purchase price of $25.0 million in cash and $5.0 million in shares (or 307,730 shares) of the Company's common stock. The parties agreed to a final net working capital reduction of $1.1 million, which was received in the fourth quarter of 2021. Included in the amount paid at closing and held in an escrow account was $2.0 million related to potential wage and hour indemnification claims. On December 16, 2022, this amount was released from escrow to the seller. The transaction was treated as a purchase of assets for income tax purposes.

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

During the quarter ended September 30, 2021, the Company assigned a value to other identifiable intangible assets of $14.2 million in customer relationships with a weighted average estimated useful life of 11.5 years.

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

5.    COMPREHENSIVE INCOME

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.5 million at March 31, 2023 and December 31, 2022.

The income tax impact related to components of other comprehensive income for the three months ended March 31, 2023 and 2022 is included in unrealized foreign currency translation gain (loss), net of tax in the condensed consolidated statements of operations and comprehensive income.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2023	2022
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$29,436	$61,983

Denominator:
Weighted average common shares - Basic	35,864	37,028
Effect of diluted shares:
Share-based awards	696	945
Weighted average common shares - Diluted	36,560	37,973

Net income per share attributable to common stockholders - Basic	$0.82	$1.67

Net income per share attributable to common stockholders - Diluted	$0.81	$1.63

For the three months ended March 31, 2023 and 2022, there were no share-based awards that could potentially dilute net income per share attributable to common stockholders in the future included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive.

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$49,330	$23,971	$25,359	$33,430	$22,033	$11,397
Customer relationships	52,538	22,874	29,664	47,738	21,672	26,066
Non-compete agreements	4	3	1	4	3	1
Trade names	1,330	428	902	30	16	14
Software	1,700	440	1,260	1,700	355	1,345
Other intangible assets, net	$104,902	$47,716	$57,186	$82,902	$44,079	$38,823
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of March 31, 2023, estimated annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2023	$8,617
2024	10,481
2025	9,571
2026	8,362
2027	6,191
Thereafter	13,964
$57,186

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2022
Aggregate goodwill acquired	$405,008	$78,621	$483,629
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	125,245	38,023	163,268

Changes to aggregate goodwill in 2023
Goodwill acquisition adjustments(a)	(6,648)	(15,100)	(21,748)

Balances as of March 31, 2023
Aggregate goodwill acquired	398,360	63,521	461,881
Sale of business	(9,889)	—	(9,889)
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$118,597	$22,923	$141,520
________________
(a) Represents adjustments to the fair value of the identifiable net assets acquired, with a corresponding offset to goodwill, made during the measurement period related to the acquisitions of HireUp, Mint, and a local business. The Company may record additional adjustments related to these acquisitions during the remainder of the measurement period, which is not to exceed one year from the acquisition date. Upon conclusion of the measurement period, any subsequent adjustments will be recorded to earnings. See Note 4 - Acquisitions.

Goodwill, Trade Names, and Other Intangible Assets Impairment

The Company tests reporting units’ goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and more frequently if impairment indicators exist. The Company performs quarterly qualitative assessments of significant events and circumstances such as reporting units’ historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units or intangible assets is less than their carrying value. If indicators of impairments are identified a quantitative impairment test is performed.

As of March 31, 2023, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company's current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of March 31, 2023 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. As of March 31, 2023, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable.

8.    DEBT

The Company's long-term debt consists of the following:

	March 31, 2023		December 31, 2022
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 10.59% and 10.14% at March 31, 2023 and December 31, 2022, respectively	$73,875	$(1,832)	$73,875	$(1,940)
Senior Secured Asset-Based Loan, interest of 6.68% and 5.90% at March 31, 2023 and December 31, 2022, respectively	66,400	(3,237)	76,800	(3,437)
Long-term debt	$140,275	$(5,069)	$150,675	$(5,377)

As of March 31, 2023 and December 31, 2022, all debt is included in long-term debt on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the condensed consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt, net of current portion on the condensed consolidated balance sheets herein.
In addition to its scheduled payments, the Company made optional prepayments of $50.0 million on its term loan on June 23, 2022 and October 26, 2022, totaling $100.0 million, to reduce interest costs. The Company was entitled to determine the application of the prepayments, which were applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027. As of March 31, 2023, the aggregate schedule for maturities of debt was as follows:

	Term Loan	Senior Secured Asset-Based Loan
	(amounts in thousands)
Through Years Ending December 31:
2023	$—	$—
2024	—	—
2025	—	—
2026	—	—
2027	73,875	—
Thereafter	—	66,400
Total	$73,875	$66,400
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

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of March 31, 2023. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.
On November 18, 2021, the Company amended its Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. Additionally, the Term Loan First Amendment increased the aggregate amount of all increases (as defined in the Term Loan Agreement) to be no greater than $115.0 million. The borrowings were used primarily to fund organic growth. Commencing on December 31, 2021, installments of the mandatory prepayments will be in the aggregate principal amount of $0.4 million. All other terms, conditions, covenants, and pricing of the Term Loan Agreement remain the same. In conjunction with the Term Loan First Amendment, the Company entered into the Term Loan First Amendment to the Intercreditor Agreement (as defined below), effective as of November 18, 2021, which sets forth the lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders.

On April 14, 2023, the Company amended its Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at the election of the borrowers, plus an applicable margin. With respect to any SOFR loan, the rate per annum will be equal to the Term SOFR (as defined in the Term Loan Second Amendment) for the interest period plus an adjustment of 10 basis points due to the credit spread associated with the transition to SOFR. All other terms, conditions, covenants, and pricing of the Term Loan Agreement remain the same.

As a result of the early prepayments totaling $100 million, the Company incurred prepayment premiums of $1.0 million pursuant to the Term Loan Agreement, and debt issuance costs of $1.4 million and $1.3 million were written off in the second and fourth quarters of 2022, respectively. The prepayment premiums and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income.

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

2019 Loan Agreement
Effective October 25, 2019, the Company terminated its prior senior credit facility and entered into a Loan Agreement, by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo, PNC Bank N.A., as well as other Lenders (as defined therein) from time to time parties thereto (Loan Agreement). The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million, including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
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

On March 21, 2022, the Company amended its Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the SOFR or the Base Rate, at the election of the borrowers, plus an applicable margin. The applicable margin will increase 10 basis points due to the credit spread associated with the transition to SOFR.
These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the Loan Agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At March 31, 2023, borrowing base availability under the ABL was $300.0 million and the Company had $66.4 million of borrowings drawn, as well as $18.2 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $215.4 million of excess availability.
As of March 31, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of March 31, 2023. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

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

Beginning in the second quarter of 2020, in connection with the global pandemic, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.5 million for the three months ended March 31, 2022. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the three months ended March 31, 2022, the Company wrote off an immaterial amount of leasehold improvements and other property and equipment related to these locations. The Company did not record any lease-related impairment charges for the three months ended March 31, 2023. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2023	December 31, 2022
	(amounts in thousands)
Operating lease right-of-use assets	$2,506	$3,254
Operating lease liabilities - current	$3,584	$4,132
Operating lease liabilities - non-current	$3,845	$4,880

	March 31, 2023	December 31, 2022
Weighted average remaining lease term	2.2 years	2.3 years
Weighted average discount rate	6.33%	6.31%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of March 31, 2023:

(amounts in thousands)
Years Ending December 31:
2023	$3,146
2024	2,816
2025	1,895
2026	69
2027	47
Total minimum lease payments	7,973
Less: amount of lease payments representing interest	(544)
Present value of future minimum lease payments	7,429
Less: operating lease liabilities - current	(3,584)
Operating lease liabilities - non-current	$3,845

Other Information

The table below provides information regarding supplemental cash flows:

	Three Months Ended
	March 31,
	2023	2022
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,256	$1,383
Right-of-use assets acquired under operating lease	$6	$—

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income:
Operating lease expense	$492	$802
Short-term lease expense	$940	$1,144
Variable and other lease costs	$(2)	$757

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations and comprehensive income, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of March 31, 2023, the Company did not have any material operating leases that had not yet commenced. The Company does not have any finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were primarily its: (i) deferred compensation asset included in other non-current assets; and (ii) deferred compensation liability included in other non-current liabilities on its condensed consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	March 31, 2023	December 31, 2022
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,815	$2,477
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,654	$2,507

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

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. Other financial instruments not measured or recorded at fair value include: (i) ABL, (ii) term loan, and (iii) through (v) earnout liabilities related to the WSG, Mint, and HireUp acquisitions, as discussed below.

(i) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (ii) The estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iii) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. In the third quarter of 2022, the Company determined that the contingent consideration earnout related to the WSG acquisition was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. The remaining earnout liability's carrying amount approximates fair value and is included in current portion of earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions. (iv) Potential earnout payments related to the Mint acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and the short-term portion of the liability of $5.0 million is included in current portion of earnout liability and the long-term portion of the liability of $5.0 million is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions. (v) Potential earnout payments related to the HireUp acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(amounts in thousands)
Financial Liabilities:
(Level 2)
Senior Secured Asset-Based Loan	$66,400	$66,400	$76,800	$76,800
Term Loan, net	$73,875	$72,610	$73,875	$71,221
Earnout Liability (WSG)	$7,500	$7,500	$7,500	$7,500
Earnout Liability (Mint)	$10,000	$10,000	$10,000	$10,000
Earnout Liability (HireUp)	$8,000	$8,000	$8,000	$8,000

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 16, 2022, the Company's Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby the Company may repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The New Repurchase Program was effective immediately and may be discontinued at any time at the Board of Directors' discretion. In addition to the repurchase of $100.0 million of its shares of common stock under the New Repurchase Program, the Company was authorized to continue to repurchase any remaining shares available for repurchase under the Company's previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, the Company commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the year ended December 31, 2022, the Company repurchased and retired, under both programs, a total of 1,364,815 shares of common stock for $35.3 million, at an average market price of $25.83 per share. During the fourth quarter of 2022, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods.

During the three months ended March 31, 2023, the Company repurchased and retired a total of 1,223,404 shares of common stock for $31.7 million, at an average price of $25.94 per share. During the three months ended March 31, 2022, the Company did not repurchase any shares of its common stock.

As of March 31, 2023, the Company had $44.5 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in the Company's Loan Agreement and Term Loan Agreement. At March 31, 2023, the Company had 35,453,906 unrestricted shares of common stock outstanding.

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades after May 3, 2023, the aggregate amount available for stock repurchases under the New Repurchase Program is $100.0 million. The shares can be repurchased from time-to-time in the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of repurchases under the New Repurchase Program will be subject to the Company’s available liquidity and cash on hand, applicable legal requirements, the terms of the Company’s Loan Agreement and Term Loan Agreement, general market conditions, and other factors. The New Repurchase Program does not obligate the Company to repurchase any particular number of shares of common stock and may be discontinued by the Board of Directors at any time.

Share-Based Payments

On May 19, 2020, the Company's stockholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the Cross Country Healthcare, Inc. 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the three months ended March 31, 2023:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2023	674,508	$14.53	476,086	$12.56
Granted	272,010	$22.35	200,487	$19.23
Vested	(338,669)	$11.48	(238,253)	$6.74
Forfeited	(5,262)	$21.67	—	$—
Unvested restricted stock awards, March 31, 2023	602,587	$19.71	438,320	$18.78

Restricted stock awards granted under the Company’s Plans entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant.

Awards granted to non-employee directors under the 2020 Plan will vest on the first anniversary of such grant date, or earlier subject to retirement eligibility. In addition, effective for the three months ended June 30, 2020, the Company implemented modified guidelines that provide for accelerated vesting of restricted stock grants on the last date of service when a retirement-eligible director retires.

Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. During the first quarter of 2023, the Company's Compensation Committee of the Board of

Directors approved a 120% level of attainment for the 2020 performance-based share awards, resulting in the issuance of 238,253 performance shares that vested on March 31, 2023.

During the three months ended March 31, 2023, $1.8 million was included in selling, general and administrative expenses related to share-based payments, and a net of 374,692 shares of common stock were issued upon the vesting of restricted and performance stock.

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

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related (benefits) costs, restructuring (benefits) costs, legal settlement charges, impairment charges, and corporate overhead. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$582,302	$765,580
Physician Staffing	40,405	23,152
	$622,707	$788,732

Contribution income:
Nurse and Allied Staffing	$67,169	$110,101
Physician Staffing	1,724	1,765
	68,893	111,866

Corporate overhead(a)	18,656	16,254
Depreciation and amortization	4,904	2,719
Restructuring costs	429	480
Legal settlement charges	1,125	—
Impairment charges	—	1,741
Other costs(b)	(18)	40
Income from operations	$43,797	$90,632
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).
(b) Other costs include acquisition and integration-related (benefits) costs.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. In the first quarter of 2023, the Company incurred $1.1 million, including legal fees, to settle a wage and hour class action lawsuit. The Company believes the outcome of any outstanding loss contingencies as of March 31, 2023 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income and the liability is reflected in sales tax payable within other current liabilities in its condensed consolidated balance sheets.

14.    INCOME TAXES

For the three-month periods ended March 31, 2023 and 2022, the Company calculated its effective tax rate estimating its annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 26.6% and 28.9%, respectively, including the impact of discrete items. Excluding discrete items, the Company's effective tax rate for the three months ended March 31, 2023 and 2022 was 30.0%. The effective tax rates for the first quarter of 2023 and 2022 were primarily impacted by federal and state taxes.

As of March 31, 2023, the Company had approximately $8.4 million of unrecognized tax benefits included in other non-current liabilities, $8.0 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the three months ended March 31, 2023, the Company had net increases of $0.7 million to its current year unrecognized tax benefits related to federal and state tax provisions.

The tax years 2012 through 2022 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Kevin C. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three months ended March 31, 2023 and 2022, the Company incurred an immaterial amount in expenses. The Company had immaterial payable balances at March 31, 2023 and December 31, 2022.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was less than $0.4 million for the three months ended March 31, 2023 and 2022. Accounts receivable due from these entities was an immaterial amount at March 31, 2023 and December 31, 2022.

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, who is currently a business unit president with the Company, is an agent of the lessor. The lease term for WSG's headquarters expires on December 31, 2024. The Company paid an immaterial amount in rent expense for these premises for the three months ended March 31, 2023 and 2022. The Company had no payable balance at March 31, 2023 and December 31, 2022.

In the first quarter of 2020, the Company entered into a note payable of $7.3 million related to contingent consideration assumed as part of the Mediscan acquisition, payable in three equal installments. The payees of the note are controlled by an employee of the sellers who remained with the Company. The third and final installment of $2.6 million, including interest, was paid in the first quarter of 2022. See Note 4 - Acquisitions.

16.    SUBSEQUENT EVENTS

Debt Amendment

On April 14, 2023, the Company entered into the Second Amendment to Term Loan Credit Agreement, which provides a transition away from LIBOR as a benchmark interest rate to the SOFR or the Base Rate, at the election of the borrowers, plus an applicable margin. See Note 8 - Debt.

Stock Repurchase Plan

On May 1, 2023, the Company's Board of Directors authorized the Company to replenish the amount available for stock repurchases under its current stock repurchase program back to $100 million. See Note 11 - Stockholders' Equity.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2022 (2022 Form 10-K) (including Part I, Item 1A. "Risk Factors"), our financial statements and the accompanying notes to our financial statements.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single- and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we continually evaluate opportunities to acquire companies that would complement or enhance our business, like WSG, Mint, and HireUp.

Our workforce solutions include managed service programs (MSPs), recruitment process outsourcing (RPO), project management, and other outsourcing and consultative services as described in Item 1. “Business” in our 2022 Form 10-K. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program, which we believe is closely aligned with our core values to create a better future for our people, communities, and our stockholders.

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 94% of our total revenue in the first quarter of 2023. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including: MSP, RPO, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 6% of our total revenue in the first quarter of 2023. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended March 31, 2023, revenue from services decreased 21% year-over-year to $622.7 million, due to a volume decline in the Nurse and Allied Staffing segment and a decrease in average bill rates, partially offset by volume and bill rate increases in the Physician Staffing segment. While our travel bill rates decreased for the first quarter, they were higher than expected. In the Physician Staffing segment, the number of days filled increased across most specialties with an improved mix of higher bill rate specialties. Net income attributable to common stockholders in the first quarter of 2023 was $29.4 million, as compared to $62.0 million for the same period in the prior year.

For the three months ended March 31, 2023, cash flow provided by operating activities was $46.9 million, with net repayments of $10.4 million on our senior secured asset-based credit facility (ABL), and a decrease in working capital stemming from a decrease in net receivables, partially offset by the timing of disbursements. As of March 31, 2023, we had $0.3 million of cash and cash equivalents and a principal balance of $73.9 million outstanding on our term loan. Borrowing base availability under the ABL was $300.0 million, with $66.4 million of borrowings drawn under our ABL, and $18.2 million of undrawn letters of credit outstanding, leaving $215.4 million of excess availability.

On April 14, 2023, we entered into a second amendment to our Term Loan Agreement, which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at our election, plus an applicable margin.

We remain committed to continued investments in our technology. During the first quarter of 2023, we signed our first vendor-neutral customer, and expanded our technology offerings with the launch of Intelllify's per diem and internal resource pool modules.

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

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations and comprehensive income data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended
	March 31,
	2023	2022
Revenue from services	100.0%	100.0%
Direct operating expenses	77.6	77.8
Selling, general and administrative expenses	13.5	9.7
Bad debt expense	0.8	0.3
Depreciation and amortization	0.8	0.4
Restructuring costs	0.1	0.1
Legal settlement charges	0.2	—
Impairment charges	—	0.2
Income from operations	7.0	11.5
Interest expense	0.6	0.4
Income before income taxes	6.4	11.1
Income tax expense	1.7	3.2
Net income attributable to common stockholders	4.7%	7.9%

Comparison of Results for the Three Months Ended March 31, 2023 and the Three Months Ended March 31, 2022

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2023	2022	$	%
	(Amounts in thousands)
Revenue from services	$622,707	$788,732	$(166,025)	(21.0)%
Direct operating expenses	483,284	613,938	(130,654)	(21.3)%
Selling, general and administrative expenses	84,260	76,853	7,407	9.6%
Bad debt expense	4,908	2,369	2,539	107.2%
Depreciation and amortization	4,904	2,719	2,185	80.4%
Restructuring costs	429	480	(51)	(10.6)%
Legal settlement charges	1,125	—	1,125	100.0%
Impairment charges	—	1,741	(1,741)	(100.0)%
Income from operations	43,797	90,632	(46,835)	(51.7)%
Interest expense	3,690	3,521	169	4.8%
Other income, net	(12)	(8)	(4)	(50.0)%
Income before income taxes	40,119	87,119	(47,000)	(53.9)%
Income tax expense	10,683	25,136	(14,453)	(57.5)%
Net income attributable to common stockholders	$29,436	$61,983	$(32,547)	(52.5)%

Revenue from services

Revenue from services decreased 21.0% to $622.7 million for the three months ended March 31, 2023, as compared to $788.7 million for the three months ended March 31, 2022, due to a volume decline in the Nurse and Allied Staffing segment and a decrease in average bill rates, partially offset by volume and bill rate increases in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses are comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $130.7 million, or 21.3%, to $483.3 million for the three months ended March 31, 2023, as compared to $613.9 million for the three months ended March 31, 2022, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses slightly decreased to 77.6% as compared to 77.8% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 9.6% to $84.3 million for the three months ended March 31, 2023, as compared to $76.9 million for the three months ended March 31, 2022, primarily due to increases in compensation and benefit expense, as well as legal expense and computer hardware/software costs. As a percentage of total revenue, selling, general and administrative expenses increased to 13.5% for the three months ended March 31, 2023, as compared to 9.7% for the three months ended March 31, 2022.

Bad Debt Expense

Bad debt expense for the three months ended March 31, 2023 was $4.9 million as compared to $2.4 million for the three months ended March 31, 2022. The increase is due primarily to an increase in aged receivables in 2023, with an 8 day increase in days' sales outstanding (DSO) year over year. As a percentage of revenue, bad debt expense was 0.8% for the three months ended March 31, 2023, as compared to 0.3% for the three months ended March 31, 2022.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2023 was $4.9 million, as compared to $2.7 million for the three months ended March 31, 2022. The increase was primarily due to the additional amortization of other intangible assets from the Mint and HireUp acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.8% for the three months ended March 31, 2023 and 0.4% for the three months ended March 31, 2022.

Restructuring costs

Restructuring costs for the three months ended March 31, 2023 and 2022 were primarily comprised of ongoing lease costs related to the Company's strategic reduction of its real estate footprint. Restructuring costs for the three months ended March 31, 2023 also included employee termination costs. These costs were immaterial. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal settlement charges

Legal settlement charges totaled $1.1 million for the three months ended March 31, 2023 and related to the settlement of a wage and hour class action lawsuit and associated legal fees. There were no such charges for the three months ended March 31, 2022.

Impairment charges

Non-cash impairment charges totaled $1.7 million for the three months ended March 31, 2022 and related to real estate restructuring activities. There were no such charges for the three months ended March 31, 2023. See Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $3.7 million for the three months ended March 31, 2023, as compared to $3.5 million for the three months ended March 31, 2022, due to a higher effective interest rate. The effective interest rate on our borrowings was 9.2% and 6.4% for the three months ended March 31, 2023 and 2022, respectively.

Income tax expense

Income tax expense totaled $10.7 million for the three months ended March 31, 2023, as compared to $25.1 million for the three months ended March 31, 2022. The effective tax rates for the first quarter of 2023 and 2022 were primarily impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$582,302	$765,580
Physician Staffing	40,405	23,152
	$622,707	$788,732

Contribution income:
Nurse and Allied Staffing	$67,169	$110,101
Physician Staffing	1,724	1,765
	68,893	111,866

Corporate overhead	18,656	16,254
Depreciation and amortization	4,904	2,719
Restructuring costs	429	480
Legal settlement charges	1,125	—
Impairment charges	—	1,741
Other costs	(18)	40
Income from operations	$43,797	$90,632

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2023	2022	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	12,518	13,454	(936)	(7.0)%
Average Nurse and Allied Staffing revenue per FTE per day	$513	$628	$(115)	(18.3)%

Physician Staffing statistical data:
Days filled	22,097	13,068	9,029	69.1%
Revenue per day filled	$1,829	$1,772	$57	3.2%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022

Nurse and Allied Staffing

Revenue decreased $183.3 million, or 23.9%, to $582.3 million for the three months ended March 31, 2023, as compared to $765.6 million for the three months ended March 31, 2022, primarily driven by lower average bill rates.

Contribution income decreased $42.9 million, or 39.0%, to $67.2 million for the three months ended March 31, 2023, as compared to $110.1 million for the three months ended March 31, 2022, driven by decreased revenue and higher direct costs. As a percentage of segment revenue, contribution income margin was 11.5% for the three months ended March 31, 2023, as compared to 14.4% for the three months ended March 31, 2022.

The decrease in revenue and contribution income year-over-year was greatly impacted by industry tailwinds associated with the COVID-19 pandemic. The average number of FTEs on contract during the three months ended March 31, 2023 decreased 7.0% from the three months ended March 31, 2022, primarily due to headcount decline in travel nurse and local. The average revenue per FTE per day decreased 18.3%, due to the decrease in the average bill rates.

Physician Staffing

Revenue increased $17.2 million, or 74.5%, to $40.4 million for the three months ended March 31, 2023, as compared to $23.2 million for the three months ended March 31, 2022, primarily due to an increase in volume in most specialties and an improved mix of higher bill rate specialties.

Contribution income was $1.7 million for the three months ended March 31, 2023, as compared to $1.8 million for the three months ended March 31, 2022. As a percentage of segment revenue, contribution income was 4.3% for the three months ended March 31, 2023, as compared to 7.6% for the three months ended March 31, 2022, driven by higher revenue.

Total days filled for the three months ended March 31, 2023 were 22,097, as compared with 13,068 in the prior year. Revenue per day filled was $1,829 as compared with $1,772 in the prior year.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $18.7 million for the three months ended March 31, 2023, from $16.3 million for the three months ended March 31, 2022, primarily due to increases in compensation and benefit expense, as well as legal and computer expense. As a percentage of consolidated revenue, corporate overhead was 3.0% for the three months ended March 31, 2023 and 2.1% for the three months ended March 31, 2022.

Liquidity and Capital Resources

At March 31, 2023, we reported $0.3 million in cash and cash equivalents, $73.9 million of term loan outstanding, at par, and $66.4 million of borrowings drawn under our ABL. Working capital decreased by $20.3 million to $383.7 million as of March 31, 2023, as compared to $404.0 million as of December 31, 2022, primarily due to a decrease in net receivables, partially offset by the timing of disbursements. As of March 31, 2023, our DSO, net of amounts owed to subcontractors, was 70 days, up 8 days year-over-year and down 2 days sequentially. As of March 31, 2023, we did not have any off-balance sheet arrangements.

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

In the third quarter of 2022, our Board of Directors authorized the New Repurchase Program, whereby we may repurchase up to $100.0 million of our shares of common stock. During the first quarter of 2023, we repurchased a total of 1,223,404 shares of common stock for $31.7 million, at an average market price of $25.94 per share. As of March 31, 2023, we had $44.5 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in our Loan Agreement and Term Loan Agreement. In the second quarter of 2023, our Board of Directors authorized the replenishment of the amount available for stock repurchases under the New Repurchase Program back to $100 million. During the fourth quarter of 2022, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during our blackout periods.

Net cash provided by operating activities increased $75.9 million to $46.9 million for the three months ended March 31, 2023, as compared to $29.0 million used in operating activities for the three months ended March 31, 2022, and increased $42.6 million as compared to $4.3 million for the three months ended December 31, 2022.

Net cash used in investing activities was $3.5 million for the three months ended March 31, 2023, as compared to $2.1 million for the three months ended March 31, 2022. Net cash used in the three months ended March 31, 2023 was for capital expenditures and an immaterial amount related to the local business acquisition. Net cash used in the three months ended March 31, 2022 was for capital expenditures and computer replacements.
Net cash used in financing activities during the three months ended March 31, 2023 was $46.7 million, as compared to $31.3 million provided by financing activities during the three months ended March 31, 2022. During the three months ended March 31, 2023, we reported net repayments of $10.4 million on our debt, and used cash to pay $4.5 million for income taxes on share-based compensation, $31.8 million for share repurchases, and an immaterial amount for other financing activities. During the three months ended March 31, 2022, we reported net borrowings of $41.9 million on our debt, and used cash to pay $2.4 million on our note payable, $5.0 million for income taxes on share-based compensation, $3.1 million in debt issuance costs, and an immaterial amount for other financing activities.

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

The borrowings under the Term Loan Agreement generally bear interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and are subject to mandatory prepayments of principal payable in quarterly installments, commencing on September 30, 2021, with each installment being in the aggregate principal amount of $0.3 million (subject to adjustment as a result of prepayments) provided that, to the extent not previously paid, the aggregate unpaid principal balance would be due and payable on the maturity date. The Term Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum net leverage ratio. The Company was in compliance with this covenant as of March 31, 2023. Obligations under the Term Loan Agreement are secured by substantially all the assets of the borrowers and guarantors under the Term Loan Agreement, subject to customary exceptions.

On November 18, 2021, we amended the Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. Additionally, the Term Loan First Amendment increased the aggregate amount of all increases (as defined in the Term Loan Agreement) to be no greater than $115.0 million. The borrowings were used primarily to fund organic growth. Commencing on December 31, 2021, installments of the mandatory prepayments will be in the aggregate principal amount of $0.4 million. All other terms, conditions, covenants, and pricing of the Term Loan Agreement remain the same.

On April 14, 2023, we amended the Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at the election of the borrowers, plus an applicable margin. With respect to any SOFR loan, the rate per annum will be equal to the Term SOFR (as defined in the Term Loan Second Amendment) for the interest period plus an adjustment of 10 basis points due to the credit spread associated with the transition to SOFR. All other terms, conditions, covenants, and pricing of the Term Loan Agreement remain the same.

In addition to our scheduled payments, we made optional prepayments of $50.0 million on our term loan on June 23, 2022 and October 16, 2022, totaling $100.0 million, to reduce interest costs, and incurred prepayment premiums of $1.0 million pursuant to the Term Loan Agreement. As a result of the early prepayments, debt issuance costs of $1.4 million and $1.3 million were written off in the second and fourth quarters of 2022, respectively. The prepayment premiums and the write-off of debt issuance costs are included as loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income.

2019 Loan Agreement

Effective October 25, 2019, our prior senior credit facility entered into in August 2017 was replaced by a $120.0 million Loan Agreement, which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permits the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on SOFR or Base Rate, at the election of the borrowers, plus an applicable margin.
As of March 31, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of March 31, 2023. Borrowing base availability under the ABL was $300.0 million at March 31, 2023, with $66.4 million of borrowings drawn, as well as $18.2 million of letters of credit outstanding, leaving $215.4 million of excess availability.

See Note 8 - Debt to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our 2022 Form 10-K.

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

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

Other Risks

There have been no material changes to our other exposures as disclosed in our 2022 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

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

ITEM 1A.    RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first fiscal quarter ended March 31, 2023. See Note 11 - Stockholders' Equity contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
January 1 through January 31	104,290	$27.92	104,290	$73,321
February 1 through February 28	361,358	$26.66	361,358	$63,687
March 1 through March 31	757,756	$25.33	757,756	$44,496
Total	1,223,404	$25.94	1,223,404	$44,496
________________
(a) Shares were repurchased under a $100 million stock repurchase program, authorized by the Board of Directors on August 16, 2022. The program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(b) Amounts shown in this column reflect amounts remaining under the New Repurchase Program referenced in Note 11 above.

ITEM 6.    EXHIBITS

No.	Description

10.1
Second Amendment to Term Loan Credit Agreement, by and among Cross Country Healthcare, Inc., the Guarantors (as defined therein), the Lenders (as defined therein), and Wilmington Trust, National Association, dated April 14, 2023 (Previously filed as an exhibit to the Company's Form 8-K dated April 18, 2023 and incorporated by reference herein.)

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

CROSS COUNTRY HEALTHCARE, INC.

Date: May 4, 2023	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)