Form 10-Q
period 2023-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2023-08-03
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 35,802,575 shares of common stock, par value $0.0001 per share, as of July 20, 2023.

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

June 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$673	$3,604
Accounts receivable, net of allowances of $18,812 in 2023 and $14,696 in 2022	484,885	641,611
Income taxes receivable	4,128	10,915
Prepaid expenses	6,753	11,067
Insurance recovery receivable	7,828	7,434
Other current assets	1,367	1,042
Total current assets	505,634	675,673
Property and equipment, net of accumulated depreciation of $20,443 in 2023 and $17,682 in 2022	24,844	19,662
Operating lease right-of-use assets	2,306	3,254
Goodwill	137,020	163,268
Other intangible assets, net	60,171	44,723
Non-current deferred tax assets	7,618	7,092
Non-current insurance recovery receivable	21,946	23,058
Other non-current assets	11,591	11,109
Total assets	$771,130	$947,839

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$139,555	$185,507
Accrued compensation and benefits	56,021	72,605
Operating lease liabilities - current	3,292	4,132
Current portion of earnout liability	15,800	7,500
Other current liabilities	1,359	1,896
Total current liabilities	216,027	271,640
Non-current debt	31,000	148,735
Operating lease liabilities - non-current	3,150	4,880
Non-current accrued claims	32,235	35,881
Non-current earnout liability	5,200	18,000
Uncertain tax positions - non-current	9,194	7,646
Other non-current liabilities	3,976	3,838
Total liabilities	300,782	490,620

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	255,216	292,876
Accumulated other comprehensive loss	(1,379)	(1,387)
Retained earnings	216,507	165,726
Total stockholders' equity	470,348	457,219
Total liabilities and stockholders' equity	$771,130	$947,839

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue from services	$540,695	$753,561	$1,163,402	$1,542,293
Operating expenses:
Direct operating expenses	417,556	583,156	900,840	1,197,094
Selling, general and administrative expenses	78,938	86,009	163,198	162,862
Bad debt expense	3,134	3,192	8,042	5,561
Depreciation and amortization	4,432	3,481	9,336	6,200
Restructuring costs (benefits)	913	(1,114)	1,342	(634)
Legal settlement charges	—	—	1,125	—
Impairment charges	533	—	533	1,741
Total operating expenses	505,506	674,724	1,084,416	1,372,824
Income from operations	35,189	78,837	78,986	169,469
Other expenses (income):
Interest expense	3,149	3,857	6,839	7,378
Loss on early extinguishment of debt	1,723	1,912	1,723	1,912
Other expense (income), net	11	(1,084)	(1)	(1,092)
Income before income taxes	30,306	74,152	70,425	161,271
Income tax expense	8,961	21,258	19,644	46,394
Net income attributable to common stockholders	$21,345	$52,894	$50,781	$114,877

Other comprehensive income:
Unrealized foreign currency translation gain (loss), net of tax	1	(31)	8	(42)
Comprehensive income	$21,346	$52,863	$50,789	$114,835

Net income per share attributable to common stockholders - Basic	$0.60	$1.41	$1.43	$3.08

Net income per share attributable to common stockholders - Diluted	$0.60	$1.40	$1.41	$3.03

Weighted average common shares outstanding:
Basic	35,351	37,471	35,606	37,251
Diluted	35,524	37,757	36,041	37,866

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Three Months Ended June 30, 2023 and 2022
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2023	35,454	$4	$258,144	$(1,380)	$195,162	$451,930
Vesting of restricted stock	49	—	(373)	—	—	(373)
Equity compensation	—	—	2,205	—	—	2,205
Stock repurchase and retirement	(198)	—	(4,723)	—	—	(4,723)
Stock repurchase excise tax	—	—	(37)	—	—	(37)
Foreign currency translation adjustment, net of taxes	—	—	—	1	—	1
Net income	—	—	—	—	21,345	21,345
Balances at June 30, 2023	35,305	$4	$255,216	$(1,379)	$216,507	$470,348

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2022	37,443	$4	$318,125	$(1,304)	$39,248	$356,073
Vesting of restricted stock	80	—	(239)	—	—	(239)
Equity compensation	—	—	2,114	—	—	2,114
Foreign currency translation adjustment, net of taxes	—	—	—	(31)	—	(31)
Net income	—	—	—	—	52,894	52,894
Balances at June 30, 2022	37,523	$4	$320,000	$(1,335)	$92,142	$410,811

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2023 and 2022
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$165,726	$457,219
Vesting of restricted stock	424	—	(4,886)	—	—	(4,886)
Equity compensation	—	—	3,980	—	—	3,980
Stock repurchase and retirement	(1,422)	—	(36,483)	—	—	(36,483)
Stock repurchase excise tax	—	—	(271)	—	—	(271)
Foreign currency translation adjustment, net of taxes	—	—	—	8	—	8
Net income	—	—	—	—	50,781	50,781
Balances at June 30, 2023	35,305	$4	$255,216	$(1,379)	$216,507	$470,348

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$297,528
Vesting of restricted stock	499	—	(5,267)	—	—	(5,267)
Equity compensation	—	—	3,715	—	—	3,715
Foreign currency translation adjustment, net of taxes	—	—	—	(42)	—	(42)
Net income	—	—	—	—	114,877	114,877
Balances at June 30, 2022	37,523	$4	$320,000	$(1,335)	$92,142	$410,811
See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Consolidated net income	$50,781	$114,877
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,336	6,200
Provision for allowances	9,807	7,213
Deferred income tax (benefit) expense	(490)	3,476
Non-cash lease expense	535	1,005
Impairment charges	533	1,741
Loss on early extinguishment of debt	1,723	1,912
Equity compensation	3,980	3,715
Other non-cash costs (benefits)	658	(301)
Changes in operating assets and liabilities:
Accounts receivable	146,443	(215,230)
Prepaid expenses and other assets	3,372	(424)
Income taxes	8,337	(9,021)
Accounts payable and accrued expenses	(66,548)	78,438
Operating lease liabilities	(2,153)	(2,674)
Other	(201)	(1,824)
Net cash provided by (used in) operating activities	166,113	(10,897)

Cash flows from investing activities
Acquisition-related settlements	182	—
Purchases of property and equipment	(7,674)	(3,848)
Net cash used in investing activities	(7,492)	(3,848)

Cash flows from financing activities
Principal payments on term loan	(73,875)	(50,438)
Debt issuance costs	—	(3,159)
Borrowings under Senior Secured Asset-Based revolving credit facility	553,419	900,112
Repayments on Senior Secured Asset-Based revolving credit facility	(599,219)	(824,312)
Cash paid for shares withheld for taxes	(4,886)	(5,267)
Principal payments on note payable	—	(2,426)
Stock repurchase and retirement	(36,483)	—
Other	(508)	(523)
Net cash (used in) provided by financing activities	(161,552)	13,987

Effect of exchange rate changes on cash	—	1
Change in cash and cash equivalents	(2,931)	(757)
Cash and cash equivalents at beginning of period	3,604	1,036
Cash and cash equivalents at end of period	$673	$279

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at June 30, 2023 and December 31, 2022 totaled $116.9 million and $152.4 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2023	2022
	(amounts in thousands)
Balance at January 1	$13,058	$6,087
Bad Debt Expense	4,908	2,369
Write-Offs, net of Recoveries	54	(365)
Balance at March 31	18,020	8,091
Bad Debt Expense	3,134	3,192
Write-Offs, net of Recoveries	(4,240)	(426)
Balance at June 30	$16,914	$10,857

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of June 30, 2023 and December 31, 2022 was $1.9 million and $1.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2023 and 2022, or the accounts receivable balance as of June 30, 2023 and December 31, 2022.

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

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2023	$799	$2,196
Charged (credited) to restructuring	527	(98)
Payments and adjustments	(539)	(298)
Balance at March 31, 2023	787	1,800
Charged to restructuring	913	—
Payments and adjustments	(608)	(288)
Balance at June 30, 2023	$1,092	$1,512

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

	Three Months ended June 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$483,560	$43,115	$526,675
Other Services	11,816	2,204	14,020
Total	$495,376	$45,319	$540,695

	Three Months ended June 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$712,090	$21,207	$733,297
Other Services	19,353	911	20,264
Total	$731,443	$22,118	$753,561

	Six Months ended June 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,051,210	$81,312	$1,132,522
Other Services	26,468	4,412	30,880
Total	$1,077,678	$85,724	$1,163,402

	Six Months ended June 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,461,537	$43,311	$1,504,848
Other Services	35,486	1,959	37,445
Total	$1,497,023	$45,270	$1,542,293
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

The sellers were eligible to receive up to an additional $8.0 million total in earnout cash consideration based on HireUp's revenues and Adjusted EBITDA for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. In the second quarter of 2023, the Company performed an analysis using multiple updated forecast scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities. The short-term portion of the liability of $3.3 million is included in the current portion of earnout liability and the long-term portion of the liability of $0.2 million is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

The remaining excess purchase price over the fair value of net assets acquired of $3.1 million was recorded as goodwill on the Company's condensed consolidated balance sheets. The Company may record additional valuation adjustments during the remainder of the measurement period, which is not to exceed one year from the acquisition date. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

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

The sellers are eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint's revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. The short-term portion of the liability of $5.0 million is included in the current portion of earnout liability and the long-term portion of the liability of $5.0 million is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

The sellers are eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. In the third quarter of 2022, the Company determined that the contingent consideration earnout was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. The remaining earnout liability's carrying amount of $7.5 million is included in the current portion of earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

Acquisition-related costs

Immaterial acquisition-related costs (benefits) associated with the Company's acquisitions have been included in selling, general and administrative expenses on its condensed consolidated statements of operations and comprehensive income.

5.    COMPREHENSIVE INCOME

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.4 million at June 30, 2023 and $1.5 million at December 31, 2022.

The income tax impact related to components of other comprehensive income for the three and six months ended June 30, 2023 and 2022 is included in unrealized foreign currency translation gain (loss), net of tax in the condensed consolidated statements of operations and comprehensive income.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$21,345	$52,894	$50,781	$114,877

Denominator:
Weighted average common shares - Basic	35,351	37,471	35,606	37,251
Effect of diluted shares:
Share-based awards	173	286	435	615
Weighted average common shares - Diluted	35,524	37,757	36,041	37,866

Net income per share attributable to common stockholders - Basic	$0.60	$1.41	$1.43	$3.08

Net income per share attributable to common stockholders - Diluted	$0.60	$1.40	$1.41	$3.03

The following table represents the share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(amounts in thousands)
Share-based awards	—	220	—	110

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$49,330	$25,447	$23,883	$33,430	$22,033	$11,397
Customer relationships	52,538	24,011	28,527	47,738	21,672	26,066
Non-compete agreements	4	4	—	4	3	1
Trade names	1,330	644	686	30	16	14
Software	1,700	525	1,175	1,700	355	1,345
Other intangible assets, net	$104,902	$50,631	$54,271	$82,902	$44,079	$38,823
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of June 30, 2023, estimated annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2023	$5,702
2024	10,481
2025	9,571
2026	8,362
2027	6,191
Thereafter	13,964
$54,271

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2022
Aggregate goodwill acquired	$395,119	$78,621	$473,740
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	125,245	38,023	163,268

Changes to aggregate goodwill in 2023
Goodwill acquisition adjustments(a)	(11,148)	(15,100)	(26,248)

Balances as of June 30, 2023
Aggregate goodwill acquired	383,971	63,521	447,492
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$114,097	$22,923	$137,020
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

As of June 30, 2023, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company's current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of June 30, 2023 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the three months ended June 30, 2023, the Company wrote off an abandoned IT project, resulting in a $0.5 million impairment charge.

8.    DEBT

The Company's long-term debt consists of the following:

	June 30, 2023		December 31, 2022
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 10.14% at December 31, 2022	$—	$—	$73,875	$(1,940)
Senior Secured Asset-Based Loan, interest of 6.66% and 5.90% at June 30, 2023 and December 31, 2022, respectively	31,000	(3,034)	76,800	(3,437)
Long-term debt	$31,000	$(3,034)	$150,675	$(5,377)

As of June 30, 2023 and December 31, 2022, all debt is included in long-term debt on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other non-current assets on the condensed consolidated balance sheets. As a result, the long-term debt in the above table will not agree to long-term debt on the condensed consolidated balance sheets herein.
In addition to its scheduled payments, the Company made optional prepayments of $50.0 million on its term loan on June 23, 2022 and October 26, 2022, totaling $100.0 million, to reduce interest costs. The Company was entitled to determine the application of the prepayments, which were applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027. On June 30, 2023, the Company repaid all outstanding obligations under the term loan, and terminated the Term Loan Agreement (as defined below). As of June 30, 2023, the aggregate schedule for maturities of debt was as follows:

	Term Loan	Senior Secured Asset-Based Loan
(amounts in thousands)
Through Years Ending December 31:
2023	$—	$—
2024	—	—
2025	—	—
2026	—	—
2027	—	31,000
Thereafter	—	—
Total	$—	$31,000
2021 Term Loan Credit Agreement
On June 8, 2021, the Company entered into a Term Loan Credit Agreement (Term Loan Agreement) with certain lenders identified therein (collectively, the Lenders) and Wilmington Trust, National Association as administrative agent and collateral agent, pursuant to which the Lenders extended to the Company a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). The term loan had an interest rate of one-month London Inter-Bank Offered Rate (LIBOR) plus 5.75% per annum, subject to a 0.75% LIBOR floor. The borrowings under the Term Loan Agreement generally bore interest at a variable rate based on either LIBOR or Base Rate (as defined in the Term Loan Agreement) and were subject to mandatory prepayments of principal payable in quarterly installments.

The term loan was secured by a second-priority security interest in the collateral as defined in the Loan Agreement (as defined below). The lien priority, relative rights, and other creditors’ rights issues in respect of the collateral lenders are set forth in the Intercreditor Agreement, dated June 8, 2021 (Intercreditor Agreement).

On November 18, 2021, the Company amended its Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. Additionally, the Term Loan First Amendment increased the aggregate amount of all increases (as defined in the Term Loan Agreement) to be no greater than $115.0 million. In conjunction with the Term Loan First Amendment, the Company entered into the Term Loan First Amendment to the Intercreditor Agreement effective as of November 18, 2021.

On April 14, 2023, the Company amended its Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at the election of the borrowers, plus an applicable margin. With respect to any SOFR loan, the rate per annum was equal to the Term SOFR (as defined in the Term Loan Second Amendment) for the interest period plus an adjustment of 10 basis points due to the credit spread associated with the transition to SOFR.

In the second and fourth quarters of 2022, the Company made early prepayments totaling $100 million, and incurred prepayment premiums of $1.0 million pursuant to the Term Loan Agreement. Debt issuance costs of $1.4 million and $1.3 million were written off in the second and fourth quarters of 2022, respectively.

On June 30, 2023, the Company repaid all outstanding obligations of $73.9 million under the term loan, and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023. There were no prepayment premiums associated with the payoff and all subsidiary guarantees of the term loan were automatically released.

Any prepayment premiums and write-off of debt issuance costs are included as loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income.

2019 Asset-Based Loan Agreement
Effective October 25, 2019, the Company terminated its prior senior credit facility and entered into an asset-based loan agreement, by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo, PNC Bank N.A., as well as other Lenders (as defined therein) from time to time parties thereto (Loan Agreement). The Loan Agreement provides for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million, including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
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
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At June 30, 2023, borrowing base availability under the ABL was $289.2 million and the Company had $31.0 million of borrowings drawn, as well as $18.2 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $240.0 million of excess availability.
As of June 30, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions and covenants applicable to the Company and its subsidiaries, including a covenant to maintain a minimum fixed charge coverage ratio. The Company was in compliance with this covenant as of June 30, 2023. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

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

Beginning in the second quarter of 2020, in connection with the global pandemic, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.5 million for the three months ended March 31, 2022. This loss was determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the three months ended March 31, 2022, the Company wrote off an immaterial amount of leasehold improvements and other property and equipment related to these locations. The Company did not record any lease-related impairment charges for the three and six months ended June 30, 2023 or the three months ended June 30, 2022. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	June 30, 2023	December 31, 2022
	(amounts in thousands)
Operating lease right-of-use assets	$2,306	$3,254
Operating lease liabilities - current	$3,292	$4,132
Operating lease liabilities - non-current	$3,150	$4,880

	June 30, 2023	December 31, 2022
Weighted average remaining lease term	2 years	2.3 years
Weighted average discount rate	6.35%	6.31%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of June 30, 2023:

(amounts in thousands)
Years Ending December 31:
2023	$1,989
2024	2,860
2025	1,913
2026	69
2027	47
Total minimum lease payments	6,878
Less: amount of lease payments representing interest	(436)
Present value of future minimum lease payments	6,442
Less: operating lease liabilities - current	(3,292)
Operating lease liabilities - non-current	$3,150

Other Information

The table below provides information regarding supplemental cash flows:

	Six Months Ended
	June 30,
	2023	2022
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,434	$3,135
Right-of-use assets acquired under operating lease	$88	$60

The components of lease expense are as follows:

	Three Months Ended
	June 30,
	2023	2022
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income:
Operating lease expense	$412	$645
Short-term lease expense	$738	$1,241
Variable and other lease costs	$275	$(1,110)

	Six Months Ended
	June 30,
	2023	2022
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income:
Operating lease expense	$904	$1,447
Short-term lease expense	$1,818	$2,385
Variable and other lease costs	$273	$(353)

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs (benefits) in the condensed consolidated statements of operations and comprehensive income, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material. Variable and other lease costs for the three and six months ended June 30, 2022 included a benefit associated with the early termination of one of the Company's leases for corporate offices which was previously restructured.

As of June 30, 2023, the Company did not have any material operating leases that had not yet commenced. The Company does not have any finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	June 30, 2023	December 31, 2022
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$3,103	$2,477
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,932	$2,507

Items Measured at Fair Value on a Non-Recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The three months ended June 30, 2023 included the write-off of an abandoned IT project, resulting in a $0.5 million impairment charge. The six months ended June 30, 2022 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated. Accordingly, as of June 30, 2022, these assets were recorded at fair value using Level 3 inputs. See Note 9 - Leases for more information about these fair value measurements.

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

(i) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates. (ii) On June 30, 2023, the Company repaid all outstanding obligations of $73.9 million under the term loan, and terminated the Term Loan Agreement. See Note 8 - Debt. Prior to termination, the estimated fair value of the Company's term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iii) Potential earnout payments related to the WSG acquisition are contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecast scenarios to determine the fair value of the earnout liability. In the third quarter of 2022, the Company determined that the contingent consideration earnout related to the WSG acquisition was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. The remaining $7.5 million earnout liability's carrying amount approximates fair value and is included in the current portion of earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions. (iv) Potential earnout payments related to the Mint acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. The Company performed an analysis using multiple forecast scenarios to determine the fair value of the earnout liability. The earnout liability's carrying amount approximates fair value and the short-term portion of the liability of $5.0 million is included in the current portion of earnout liability and the long-term portion of the liability of $5.0 million is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions. (v) Potential earnout payments related to the HireUp acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. In the second quarter of 2023, the Company performed an analysis using multiple updated forecast scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities. The short-term portion of the liability of $3.3 million is included in the current portion of earnout liability and the long-term portion of the liability of $0.2 million is included in non-current earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(amounts in thousands)
Financial Liabilities:
(Level 2)
Senior Secured Asset-Based Loan	$31,000	$31,000	$76,800	$76,800
Term Loan, net	$—	$—	$73,875	$71,221
Earnout Liability (WSG)	$7,500	$7,500	$7,500	$7,500
Earnout Liability (Mint)	$10,000	$10,000	$10,000	$10,000
Earnout Liability (HireUp)	$3,500	$3,500	$8,000	$8,000

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

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the New Repurchase Program was $100.0 million. The shares can be repurchased from time-to-time in the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of repurchases under the New Repurchase Program will be subject to the Company’s available liquidity and cash on hand, applicable legal requirements, the terms of the Company’s Loan Agreement and Term Loan Agreement, general market conditions, and other factors. The New Repurchase Program does not obligate the Company to repurchase any particular number of shares of common stock and may be discontinued by the Board of Directors at any time.

During the three months ended June 30, 2023, the Company repurchased and retired a total of 198,463 shares of common stock for $4.7 million, at an average price of $23.78 per share. During the six months ended June 30, 2023, the Company repurchased and retired a total of 1,421,867 shares of common stock for $36.5 million, at an average price of $25.64 per share. During the three and six months ended June 30, 2022, the Company did not repurchase any shares of its common stock.

As of June 30, 2023, the Company had $98.4 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in the Company's Loan Agreement. At June 30, 2023, the Company had 35,305,025 unrestricted shares of common stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (Plans) for the six months ended June 30, 2023:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2023	674,508	$14.53	476,086	$12.56
Granted	314,503	$22.80	200,487	$19.23
Vested	(402,419)	$12.40	(238,253)	$6.74
Forfeited	(21,405)	$20.93	(4,785)	$16.83
Unvested restricted stock awards, June 30, 2023	565,187	$20.40	433,535	$18.80

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

During the three and six months ended June 30, 2023, $2.2 million and $4.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 49,582 and 424,274 shares, respectively, of common stock were issued upon the vesting of restricted and performance stock.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$495,376	$731,443	$1,077,678	$1,497,023
Physician Staffing	45,319	22,118	85,724	45,270
	$540,695	$753,561	$1,163,402	$1,542,293

Contribution income:
Nurse and Allied Staffing	$56,481	$97,567	$123,650	$207,668
Physician Staffing	3,541	1,220	5,265	2,985
	60,022	98,787	128,915	210,653

Corporate overhead(a)	18,891	17,583	37,547	33,837
Depreciation and amortization	4,432	3,481	9,336	6,200
Restructuring costs (benefits)	913	(1,114)	1,342	(634)
Legal settlement charges	—	—	1,125	—
Impairment charges	533	—	533	1,741
Other costs(b)	64	—	46	40
Income from operations	$35,189	$78,837	$78,986	$169,469
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).
(b) Other costs include acquisition and integration-related (benefits) costs.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of June 30, 2023 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three and six months ended June 30, 2023 and 2022, the Company calculated the provision for income taxes by applying an annual effective tax rate to ordinary income for the interim reporting period. The Company’s effective tax rate was 29.6% and 27.9%, including the impact of discrete items, and 30.0%, excluding discrete items, for the three and six months ended June 30, 2023, respectively. The Company’s effective tax rate was 28.7% and 28.8%, including the impact of discrete items, and 28.9% and 29.5%, excluding discrete items, for the three and six months ended June 30, 2022, respectively. The effective tax rates for the three and six months ended June 30, 2023 and 2022 were primarily impacted by federal and state taxes.

The tax years 2012 through 2022 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Kevin C. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and six months ended June 30, 2023 and 2022, the Company incurred an immaterial amount in expenses. The Company had immaterial payable balances at June 30, 2023 and December 31, 2022.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.4 million and $0.6 million for the three and six months ended June 30, 2023, respectively, and $0.5 million and $0.9 million for the three and six months ended June 30, 2022, respectively. Accounts receivable due from these entities was an immaterial amount at June 30, 2023 and December 31, 2022.

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, who is currently a business unit president with the Company, is an agent of the lessor. The lease for WSG's headquarters was terminated at the end of the first quarter of 2023. Accordingly, the Company paid no rent expense for these premises for the three months ended June 30, 2023 and had no payable balance at June 30, 2023.

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

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single- and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we continually evaluate opportunities to acquire companies that would complement or enhance our business, like WSG and Mint.

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

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 92% of total revenue in the second quarter of 2023. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides retained search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 8% of total revenue in the second quarter of 2023. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended June 30, 2023, revenue from services decreased 28% year-over-year to $540.7 million, due to anticipated volume and average bill rate declines in the Nurse and Allied Staffing segment, partially offset by volume increases in the Physician Staffing segment. In the Physician Staffing segment, the number of days filled increased across several specialties. Net income attributable to common stockholders in the second quarter of 2023 was $21.3 million, as compared to $52.9 million for the same period in the prior year.

For the three months ended June 30, 2023, cash flow provided by operating activities was $119.2 million, with net repayments of $35.4 million on our senior secured asset-based credit facility (ABL), and a decrease in working capital stemming from a decrease in net receivables, partially offset by the timing of disbursements. As of June 30, 2023, we had $0.7 million of cash and cash equivalents. Borrowing base availability under the ABL was $289.2 million, with $31.0 million of borrowings drawn under the ABL, and $18.2 million of undrawn letters of credit outstanding, leaving $240.0 million of excess availability.

On June 30, 2023, we repaid all outstanding obligations of $73.9 million under the term loan. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023.

We remain committed to continued investments in our technology. We are on schedule with our transition of existing clients to Intellify, and are confident that Intellify and our other technology initiatives can open up new opportunities for us as a business-driven technology platform.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	77.2	77.4	77.5	77.6
Selling, general and administrative expenses	14.6	11.4	14.0	10.5
Bad debt expense	0.6	0.4	0.7	0.4
Depreciation and amortization	0.8	0.5	0.8	0.4
Restructuring costs (benefits)	0.2	(0.2)	0.1	—
Legal settlement charges	—	—	0.1	—
Impairment charges	0.1	—	—	0.1
Income from operations	6.5	10.5	6.8	11.0
Interest expense	0.6	0.5	0.6	0.5
Loss on early extinguishment of debt	0.3	0.3	0.1	0.1
Other expense (income), net	—	(0.1)	—	(0.1)
Income before income taxes	5.6	9.8	6.1	10.5
Income tax expense	1.7	2.8	1.7	3.0
Net income attributable to common stockholders	3.9%	7.0%	4.4%	7.5%

Comparison of Results for the Three Months Ended June 30, 2023 and the Three Months Ended June 30, 2022

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2023	2022	$	%
	(Amounts in thousands)
Revenue from services	$540,695	$753,561	$(212,866)	(28.2)%
Direct operating expenses	417,556	583,156	(165,600)	(28.4)%
Selling, general and administrative expenses	78,938	86,009	(7,071)	(8.2)%
Bad debt expense	3,134	3,192	(58)	(1.8)%
Depreciation and amortization	4,432	3,481	951	27.3%
Restructuring costs (benefits)	913	(1,114)	2,027	182.0%
Impairment charges	533	—	533	100.0%
Income from operations	35,189	78,837	(43,648)	(55.4)%
Interest expense	3,149	3,857	(708)	(18.4)%
Loss on early extinguishment of debt	1,723	1,912	(189)	(9.9)%
Other expense (income), net	11	(1,084)	1,095	101.0%
Income before income taxes	30,306	74,152	(43,846)	(59.1)%
Income tax expense	8,961	21,258	(12,297)	(57.8)%
Net income attributable to common stockholders	$21,345	$52,894	$(31,549)	(59.6)%

Revenue from services

Revenue from services decreased 28.2% to $540.7 million for the three months ended June 30, 2023, as compared to $753.6 million for the three months ended June 30, 2022, due to a volume decline in the Nurse and Allied Staffing segment and travel bill rates that continued to normalize throughout the quarter, partially offset by volume increases in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses were comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $165.6 million, or 28.4%, to $417.6 million for the three months ended June 30, 2023, as compared to $583.2 million for the three months ended June 30, 2022, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses slightly decreased to 77.2% as compared to 77.4% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 8.2% to $78.9 million for the three months ended June 30, 2023, as compared to $86.0 million for the three months ended June 30, 2022, primarily due to decreases in compensation and benefit expense, as well as marketing and computer subscription fees. As a percentage of total revenue, selling, general and administrative expenses increased to 14.6% for the three months ended June 30, 2023, as compared to 11.4% for the three months ended June 30, 2022.

Bad Debt Expense

Bad debt expense for the three months ended June 30, 2023 was $3.1 million, as compared to $3.2 million for the three months ended June 30, 2022. As a percentage of revenue, bad debt expense was 0.6% for the three months ended June 30, 2023, as compared to 0.4% for the three months ended June 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2023 was $4.4 million, as compared to $3.5 million for the three months ended June 30, 2022. The increase was primarily due to the additional amortization of other intangible assets from the Mint and HireUp acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.8% for the three months ended June 30, 2023 and 0.5% for the three months ended June 30, 2022.

Restructuring costs (benefits)

Restructuring costs for the three months ended June 30, 2023 were primarily comprised of employee termination costs. There was a restructuring benefit of $1.1 million for the three months ended June 30, 2022, associated with the early termination of one of the Company's leases for corporate offices which was previously restructured, partially offset by employee termination costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Impairment charges

Non-cash impairment charges totaled $0.5 million for the three months ended June 30, 2023 and related to the write-off of an abandoned IT project. There were no such charges for the three months ended June 30, 2022.

Interest expense

Interest expense was $3.1 million for the three months ended June 30, 2023, as compared to $3.9 million for the three months ended June 30, 2022, due to lower average borrowings, partially offset by a higher effective interest rate. The effective interest rate on our borrowings was 11.0% and 6.8% for the three months ended June 30, 2023 and 2022, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the three months ended June 30, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of our term loan in the second quarter of 2023. Loss on early extinguishment of debt for the three months ended June 30, 2022 consisted of a prepayment premium and the write-off of debt issuance costs related to the optional prepayment on our term loan made in the second quarter of 2022.

Other expense (income), net

For the three months ended June 30, 2022, other income, net included a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense

Income tax expense totaled $9.0 million for the three months ended June 30, 2023, as compared to $21.3 million for the three months ended June 30, 2022. The decrease in income tax expense was primarily related to a decrease in book income. The effective tax rates for the three months ended June 30, 2023 and 2022 were relatively unchanged and primarily impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Six Months Ended June 30, 2023 and the Six Months Ended June 30, 2022

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2023	2022	$	%
	(Amounts in thousands)
Revenue from services	$1,163,402	$1,542,293	$(378,891)	(24.6)%
Direct operating expenses	900,840	1,197,094	(296,254)	(24.7)%
Selling, general and administrative expenses	163,198	162,862	336	0.2%
Bad debt expense	8,042	5,561	2,481	44.6%
Depreciation and amortization	9,336	6,200	3,136	50.6%
Restructuring costs (benefits)	1,342	(634)	1,976	311.7%
Legal settlement charges	1,125	—	1,125	100.0%
Impairment charges	533	1,741	(1,208)	(69.4)%
Income from operations	78,986	169,469	(90,483)	(53.4)%
Interest expense	6,839	7,378	(539)	(7.3)%
Loss on early extinguishment of debt	1,723	1,912	(189)	(9.9)%
Other income, net	(1)	(1,092)	1,091	99.9%
Income before income taxes	70,425	161,271	(90,846)	(56.3)%
Income tax expense	19,644	46,394	(26,750)	(57.7)%
Net income attributable to common stockholders	$50,781	$114,877	$(64,096)	(55.8)%

Revenue from services

Revenue from services decreased 24.6% to $1.2 billion for the six months ended June 30, 2023, as compared to $1.5 billion for the six months ended June 30, 2022, due to a volume decline in the Nurse and Allied Staffing segment and travel bill rates that continued to normalize throughout the second quarter, partially offset by volume and bill rate increases in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $296.3 million, or 24.7%, to $900.8 million for the six months ended June 30, 2023, as compared to $1.2 billion for the six months ended June 30, 2022, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses slightly decreased to 77.5%, as compared to 77.6% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses increased 0.2% to $163.2 million for the six months ended June 30, 2023, as compared to $162.9 million for the six months ended June 30, 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 14.0% for the six months ended June 30, 2023, as compared to 10.5% for the six months ended June 30, 2022.

Bad Debt Expense

Bad debt expense for the six months ended June 30, 2023 was $8.0 million, as compared to $5.6 million for the six months ended June 30, 2022. As a percentage of revenue, bad debt expense was 0.7% for the six months ended June 30, 2023, as compared to 0.4% for the six months ended June 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2023 was $9.3 million, as compared to $6.2 million for the six months ended June 30, 2022. The increase was primarily due to the additional amortization of other intangible assets from the Mint and HireUp acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.8% for the six months ended June 30, 2023 and 0.4% for the six months ended June 30, 2022.

Restructuring costs (benefits)

Restructuring costs for the six months ended June 30, 2023 were primarily comprised of employee termination costs, partially offset by an immaterial lease-related benefit. There was a restructuring benefit of $0.6 million for the six months ended June 30, 2022, associated with the early termination of one of the Company's leases for corporate offices which was previously restructured, partially offset by ongoing lease costs and employee termination costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal settlement charges

Legal settlement charges totaled $1.1 million for the six months ended June 30, 2023 and related to the settlement of a wage and hour class action lawsuit and associated legal fees. There were no such charges for the six months ended June 30, 2022.

Impairment charges

Non-cash impairment charges totaled $0.5 million for the six months ended June 30, 2023 and related to the write-off of an abandoned IT project. Non-cash impairment charges totaled $1.7 million for the six months ended June 30, 2022 and related to real estate activities. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $6.8 million for the six months ended June 30, 2023, as compared to $7.4 million for the six months ended June 30, 2022, due to lower average borrowings, partially offset by a higher effective interest rate. The effective interest rate on our borrowings was 12.3% and 6.6% for the six months ended June 30, 2023 and 2022, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the six months ended June 30, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of our term loan in the second quarter of 2023. Loss on early extinguishment of debt for the six months ended June 30, 2022 consisted of a prepayment premium and the write-off of debt issuance costs related to the optional prepayment on our term loan made in the second quarter of 2022.

Other income, net

For the six months ended June 30, 2022, other income, net included a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense

Income tax expense totaled $19.6 million for the six months ended June 30, 2023, as compared to $46.4 million for the six months ended June 30, 2022. The decrease in income tax expense was primarily related to a decrease in book income. The effective tax rates for the six months ended June 30, 2023 and 2022 were relatively unchanged and primarily impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$495,376	$731,443	$1,077,678	$1,497,023
Physician Staffing	45,319	22,118	85,724	45,270
	$540,695	$753,561	$1,163,402	$1,542,293

Contribution income:
Nurse and Allied Staffing	$56,481	$97,567	$123,650	$207,668
Physician Staffing	3,541	1,220	5,265	2,985
	60,022	98,787	128,915	210,653

Corporate overhead	18,891	17,583	37,547	33,837
Depreciation and amortization	4,432	3,481	9,336	6,200
Restructuring costs (benefits)	913	(1,114)	1,342	(634)
Legal settlement charges	—	—	1,125	—
Impairment charges	533	—	533	1,741
Other costs	64	—	46	40
Income from operations	$35,189	$78,837	$78,986	$169,469

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2023	2022	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	11,385	13,494	(2,109)	(15.6)%
Average Nurse and Allied Staffing revenue per FTE per day	$474	$591	$(117)	(19.8)%

Physician Staffing statistical data:
Days filled	23,826	12,416	11,410	91.9%
Revenue per day filled	$1,902	$1,781	$121	6.8%

	Six Months Ended
	June 30,	June 30,		Percent
	2023	2022	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	11,952	13,474	(1,522)	(11.3)%
Average Nurse and Allied Staffing revenue per FTE per day	$494	$609	$(115)	(18.9)%

Physician Staffing statistical data:
Days filled	45,923	25,484	20,439	80.2%
Revenue per day filled	$1,867	$1,776	$91	5.1%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

Nurse and Allied Staffing

Revenue decreased $236.0 million, or 32.3%, to $495.4 million for the three months ended June 30, 2023, as compared to $731.4 million for the three months ended June 30, 2022, primarily driven by travel bill rates that continued to normalize throughout the quarter and the decline in the number of professionals on assignment as clients continue to right-size their needs.

Contribution income decreased $41.1 million, or 42.1%, to $56.5 million for the three months ended June 30, 2023, as compared to $97.6 million for the three months ended June 30, 2022, primarily driven by decreased revenue. As a percentage of segment revenue, contribution income margin was 11.4% for the three months ended June 30, 2023, as compared to 13.3% for the three months ended June 30, 2022.

The average number of FTEs on contract during the three months ended June 30, 2023 decreased 15.6% from the three months ended June 30, 2022, primarily due to headcount decline in travel nurse and local. The average revenue per FTE per day decreased 19.8%, due to the expected normalization of bill rates.

Physician Staffing

Revenue increased $23.2 million, or 104.9%, to $45.3 million for the three months ended June 30, 2023, as compared to $22.1 million for the three months ended June 30, 2022, primarily due to an increase in volume in several specialties.

Contribution income was $3.5 million for the three months ended June 30, 2023, as compared to $1.2 million for the three months ended June 30, 2022, driven by higher revenue. As a percentage of segment revenue, contribution income was 7.8% for the three months ended June 30, 2023, as compared to 5.5% for the three months ended June 30, 2022.

Total days filled for the three months ended June 30, 2023 was 23,826, as compared with 12,416 in the prior year. Revenue per day filled was $1,902 as compared with $1,781 in the prior year.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $18.9 million for the three months ended June 30, 2023, from $17.6 million for the three months ended June 30, 2022, primarily due to increases in consulting, legal, and computer expenses, partially offset by decreases in compensation and benefit expense. As a percentage of consolidated revenue, corporate overhead was 3.5% for the three months ended June 30, 2023 and 2.3% for the three months ended June 30, 2022.

Segment Comparison - Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

Nurse and Allied Staffing

Revenue decreased $419.3 million, or 28.0%, to $1.1 billion for the six months ended June 30, 2023, as compared to $1.5 billion for the six months ended June 30, 2022, primarily driven by travel bill rates that continued to normalize throughout the second quarter and the decline in the number of professionals on assignment as clients continue to right-size their needs.

Contribution income decreased $84.0 million, or 40.5%, to $123.7 million for the six months ended June 30, 2023, as compared to $207.7 million for the six months ended June 30, 2022, driven by decreased revenue and higher direct costs. As a percentage of segment revenue, contribution income margin was 11.5% for the six months ended June 30, 2023, as compared to 13.9% for the six months ended June 30, 2022.

The average number of FTEs on contract during the six months ended June 30, 2023 decreased 11.3% from the six months ended June 30, 2022, primarily due to headcount decline in travel nurse and local. The average revenue per FTE per day decreased 18.9%, due to the decrease in the average bill rates.

Physician Staffing

Revenue increased $40.4 million, or 89.4%, to $85.7 million for the six months ended June 30, 2023, as compared to $45.3 million for the six months ended June 30, 2022, primarily due to an increase in volume in most specialties and an improved mix of higher bill rate specialties.

Contribution income was $5.3 million for the six months ended June 30, 2023, as compared to $3.0 million for the six months ended June 30, 2022, driven by higher revenue. As a percentage of segment revenue, contribution income was 6.1% for the six months ended June 30, 2023, as compared to 6.6% for the six months ended June 30, 2022.

Total days filled for the six months ended June 30, 2023 was 45,923, as compared with 25,484 in the prior year. Revenue per day filled was $1,867 as compared with $1,776 in the prior year.

Corporate Overhead

Corporate overhead increased to $37.5 million for the six months ended June 30, 2023, from $33.8 million for the six months ended June 30, 2022, primarily due to increases in compensation and benefit expense, as well as consulting, legal, and computer expense. As a percentage of consolidated revenue, corporate overhead was 3.2% for the six months ended June 30, 2023 and 2.2% for the six months ended June 30, 2022.

Liquidity and Capital Resources

On June 30, 2023, we repaid all $73.9 million in outstanding obligations under the term loan, and terminated the debt agreement. At June 30, 2023, we reported $0.7 million in cash and cash equivalents and $31.0 million of borrowings drawn under the ABL. Working capital decreased by $114.4 million to $289.6 million as of June 30, 2023, as compared to $404.0 million as of December 31, 2022, primarily due to a decrease in net receivables, partially offset by the timing of disbursements. As of June 30, 2023, our days' sales outstanding, net of amounts owed to subcontractors, was 63 days, an improvement of 3 days year-over-year and 7 days sequentially. As of June 30, 2023, we did not have any off-balance sheet arrangements.

Operating cash flow constitutes our primary source of liquidity and, historically, has been sufficient to fund working capital, capital expenditures, internal business expansion, and debt service. This includes commitments, both short-term and long-term, of interest expense on our debt and operating lease commitments, and future principal payments on the ABL. We expect to meet our future needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See debt discussion which follows.

In the third quarter of 2022, the Board of Directors authorized the New Repurchase Program, whereby we may repurchase up to $100.0 million shares of common stock, and during the fourth quarter of 2022, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during blackout periods. In the second quarter of 2023, the Board of Directors authorized the replenishment of the amount available for stock repurchases under the New Repurchase Program back to $100 million, effective for trades made after May 3, 2023. During the six months ended June 30, 2023, the Company repurchased and retired a total of 1,421,867 shares of common stock for $36.5 million, at an average price of $25.64 per share. During the six months ended June 30, 2022, the Company did not repurchase any shares of its common stock. As of June 30, 2023, we had $98.4 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in our Loan Agreement.

Net cash provided by operating activities increased $177.0 million to $166.1 million for the six months ended June 30, 2023, as compared to $10.9 million used in operating activities for the six months ended June 30, 2022. The increase was primarily due to continued profitability as well as a three day year-over-year improvement in days' sales outstanding.

Net cash used in investing activities was $7.5 million for the six months ended June 30, 2023, as compared to $3.8 million for the six months ended June 30, 2022. Net cash used in the six months ended June 30, 2023 was for capital expenditures and an immaterial amount related to the local business acquisition. Net cash used in the six months ended June 30, 2022 was for capital expenditures, primarily related to multiple IT projects.
Net cash used in financing activities during the six months ended June 30, 2023 was $161.6 million, as compared to $14.0 million provided by financing activities during the six months ended June 30, 2022. During the six months ended June 30, 2023, we reported net repayments of $119.7 million on debt, and used cash to pay $4.9 million for income taxes on share-based compensation, $36.5 million for share repurchases, and an immaterial amount for other financing activities. During the six months ended June 30, 2022, we reported net borrowings of $75.8 million on the ABL, and used cash to repay borrowings of

$50.4 million on the term loan, $2.4 million on a note payable, $5.3 million for income taxes on share-based compensation, $3.2 million in debt issuance costs, and an immaterial amount for other financing activities.

Debt

2021 Term Loan Credit Agreement

On June 8, 2021, we entered into a Term Loan Agreement, which provided for a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). On November 18, 2021, we amended the Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. On April 14, 2023, we amended the Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at the election of the borrowers, plus an applicable margin. With respect to any SOFR loan, the rate per annum was equal to the Term SOFR (as defined in the Term Loan Second Amendment) for the interest period plus an adjustment of 10 basis points due to the credit spread associated with the transition to SOFR.

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, and as noted above, on June 30, 2023, we repaid all outstanding obligations under the term loan, and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023 and are included as loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. All subsidiary guarantees of the term loan were automatically released upon the termination of the Term Loan Agreement.

2019 Asset-Based Loan Agreement

Effective October 25, 2019, the prior senior credit facility entered into in August 2017 was replaced by a $120.0 million asset-based loan agreement (Loan Agreement), which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permits the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on SOFR or Base Rate, at the election of the borrowers, plus an applicable margin.
As of June 30, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The Loan Agreement contains various restrictions and covenants, including a covenant to maintain a minimum fixed charge coverage ratio. We were in compliance with the fixed charge coverage ratio covenant as of June 30, 2023. Borrowing base availability under the ABL was $289.2 million at June 30, 2023, with $31.0 million of borrowings drawn, as well as $18.2 million of letters of credit outstanding, leaving $240.0 million of excess availability.

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

Transactions with Related Parties

See Note 15 - Related Party Transactions to our condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Loan Agreement entered into on October 25, 2019. This agreement charges interest at a rate based on either SOFR, LIBOR, or Base Rate (as defined in the agreement) plus an applicable margin. Our Term Loan Agreement, entered into on June 8, 2021, was repaid and terminated on June 30, 2023.

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.5 million and $1.0 million for the six months ended June 30, 2023 and 2022, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second fiscal quarter ended June 30, 2023. See Note 11 - Stockholders' Equity contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
April 1 through April 30	121,000	$22.63	121,000	$41,758
May 1 through May 31	23,974	$21.91	23,974	$99,865
June 1 through June 30	53,489	$27.21	53,489	$98,409
Total	198,463	$23.78	198,463	$98,409
________________
(a) Shares were repurchased under a $100 million stock repurchase program, authorized by the Board of Directors on August 16, 2022. The program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(b) On May 1, 2023, the Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the New Repurchase Program was $100.0 million. Amounts shown in this column reflect amounts remaining under the New Repurchase Program referenced in Note 11 - Stockholders' Equity above.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

During the second quarter of 2023, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 3, 2023	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)