Form 10-Q
period 2023-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2023-11-02
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 35,150,848 shares of common stock, par value $0.0001 per share, as of October 20, 2023.

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

September 30, 2023

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$14,301	$3,604
Accounts receivable, net of allowances of $19,920 in 2023 and $14,696 in 2022	410,373	641,611
Income taxes receivable	5,239	10,915
Prepaid expenses	4,779	11,067
Insurance recovery receivable	7,807	7,434
Other current assets	2,730	1,042
Total current assets	445,229	675,673
Property and equipment, net of accumulated depreciation of $19,805 in 2023 and $17,682 in 2022	26,262	19,662
Operating lease right-of-use assets	2,628	3,254
Goodwill	135,430	163,268
Other intangible assets, net	57,256	44,723
Deferred tax assets	6,534	7,092
Insurance recovery receivable	22,329	23,058
Cloud computing	5,455	4,460
Other assets	6,616	6,649
Total assets	$707,739	$947,839

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$114,797	$185,507
Accrued compensation and benefits	57,420	72,605
Operating lease liabilities	2,782	4,132
Earnout liability	6,910	7,500
Other current liabilities	1,669	1,896
Total current liabilities	183,578	271,640
Debt	—	148,735
Operating lease liabilities	3,040	4,880
Accrued claims	32,652	35,881
Earnout liability	5,000	18,000
Uncertain tax positions	9,906	7,646
Other liabilities	3,902	3,838
Total liabilities	238,078	490,620

Commitments and contingencies

Stockholders' equity:
Common stock	4	4
Additional paid-in capital	241,732	292,876
Accumulated other comprehensive loss	(1,394)	(1,387)
Retained earnings	229,319	165,726
Total stockholders' equity	469,661	457,219
Total liabilities and stockholders' equity	$707,739	$947,839

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue from services	$442,291	$636,098	$1,605,693	$2,178,391
Operating expenses:
Direct operating expenses	344,932	492,553	1,245,772	1,689,647
Selling, general and administrative expenses	69,627	80,706	232,825	243,568
Bad debt expense	2,355	1,101	10,397	6,662
Depreciation and amortization	4,540	3,214	13,876	9,414
Restructuring costs	348	2,493	1,690	1,859
Legal settlement charges	—	—	1,125	—
Impairment charges	186	3,856	719	5,597
Total operating expenses	421,988	583,923	1,506,404	1,956,747
Income from operations	20,303	52,175	99,289	221,644
Other expenses (income):
Interest expense	669	3,498	7,508	10,876
Loss on early extinguishment of debt	—	—	1,723	1,912
Other expense (income), net	134	(27)	133	(1,119)
Income before income taxes	19,500	48,704	89,925	209,975
Income tax expense	6,688	13,911	26,332	60,305
Net income attributable to common stockholders	$12,812	$34,793	$63,593	$149,670

Other comprehensive income:
Unrealized foreign currency translation loss, net of tax	(15)	(38)	(7)	(80)
Comprehensive income	$12,797	$34,755	$63,586	$149,590

Net income per share attributable to common stockholders - Basic	$0.37	$0.94	$1.80	$4.02

Net income per share attributable to common stockholders - Diluted	$0.36	$0.93	$1.78	$3.97

Weighted average common shares outstanding:
Basic	34,954	37,101	35,386	37,200
Diluted	35,152	37,492	35,742	37,741

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2023 and 2022
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2023	35,305	$4	$255,216	$(1,379)	$216,507	$470,348
Vesting of restricted stock	1	—	(4)	—	—	(4)
Equity compensation	—	—	1,433	—	—	1,433
Stock repurchase and retirement	(617)	—	(14,768)	—	—	(14,768)
Stock repurchase excise tax	—	—	(145)	—	—	(145)
Foreign currency translation adjustment, net of taxes	—	—	—	(15)	—	(15)
Net income	—	—	—	—	12,812	12,812
Balances at September 30, 2023	34,689	$4	$241,732	$(1,394)	$229,319	$469,661

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2022	37,523	$4	$320,000	$(1,335)	$92,142	$410,811
Equity compensation	—	—	1,491	—	—	1,491
Stock repurchase and retirement	(1,015)	—	(24,348)	—	—	(24,348)
Foreign currency translation adjustment, net of taxes	—	—	—	(38)	—	(38)
Net income	—	—	—	—	34,793	34,793
Balances at September 30, 2022	36,508	$4	$297,143	$(1,373)	$126,935	$422,709

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2023 and 2022
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$165,726	$457,219
Vesting of restricted stock	425	—	(4,890)	—	—	(4,890)
Equity compensation	—	—	5,413	—	—	5,413
Stock repurchase and retirement	(2,039)	—	(51,251)	—	—	(51,251)
Stock repurchase excise tax	—	—	(416)	—	—	(416)
Foreign currency translation adjustment, net of taxes	—	—	—	(7)	—	(7)
Net income	—	—	—	—	63,593	63,593
Balances at September 30, 2023	34,689	$4	$241,732	$(1,394)	$229,319	$469,661

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$297,528
Vesting of restricted stock	499	—	(5,267)	—	—	(5,267)
Equity compensation	—	—	5,206	—	—	5,206
Stock repurchase and retirement	(1,015)	—	(24,348)	—	—	(24,348)
Foreign currency translation adjustment, net of taxes	—	—	—	(80)	—	(80)
Net income	—	—	—	—	149,670	149,670
Balances at September 30, 2022	36,508	$4	$297,143	$(1,373)	$126,935	$422,709
See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Consolidated net income	$63,593	$149,670
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,876	9,414
Provision for allowances	13,539	10,016
Deferred income tax expense	630	2,797
Non-cash lease expense	823	1,437
Impairment charges	719	5,597
Loss on early extinguishment of debt	1,723	1,912
Equity compensation	5,413	5,206
Other non-cash costs	1,003	64
Changes in operating assets and liabilities:
Accounts receivable	217,223	(127,003)
Prepaid expenses and other assets	3,243	1,236
Income taxes	7,922	(13,220)
Accounts payable and accrued expenses	(89,596)	87,156
Operating lease liabilities	(3,559)	(3,817)
Other	(128)	(735)
Net cash provided by operating activities	236,424	129,730

Cash flows from investing activities
Purchases of property and equipment	(11,099)	(6,763)
Other investing activities	199	—
Net cash used in investing activities	(10,900)	(6,763)

Cash flows from financing activities
Principal payments on term loan	(73,875)	(50,438)
Debt issuance costs	—	(3,159)
Borrowings under Senior Secured Asset-Based revolving credit facility	665,385	1,275,808
Repayments on Senior Secured Asset-Based revolving credit facility	(742,185)	(1,275,808)
Cash paid for shares withheld for taxes	(4,891)	(5,267)
Principal payments on note payable	—	(2,426)
Stock repurchase and retirement	(51,251)	(24,348)
Payment of contingent consideration	(7,500)	(7,500)
Other	(508)	(536)
Net cash used in financing activities	(214,825)	(93,674)

Effect of exchange rate changes on cash	(2)	(9)
Change in cash and cash equivalents	10,697	29,284
Cash and cash equivalents at beginning of period	3,604	1,036
Cash and cash equivalents at end of period	$14,301	$30,320

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees', subcontracted employees', and independent contractors’ time worked but not yet billed at September 30, 2023 and December 31, 2022 totaled $103.6 million and $152.4 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2023	2022
	(amounts in thousands)
Balance at January 1	$13,058	$6,087
Bad Debt Expense	4,908	2,369
Write-Offs, net of Recoveries	54	(365)
Balance at March 31	18,020	8,091
Bad Debt Expense	3,134	3,192
Write-Offs, net of Recoveries	(4,240)	(426)
Balance at June 30	16,914	10,857
Bad Debt Expense	2,355	1,101
Write-Offs, net of Recoveries	(1,394)	(593)
Balance at September 30	$17,875	$11,365

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of September 30, 2023 and December 31, 2022 was $2.0 million and $1.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2023 and 2022, or the accounts receivable balance as of September 30, 2023 and December 31, 2022.

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

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2023	$799	$2,196
Charged (credited) to restructuring	527	(98)
Payments and adjustments	(539)	(298)
Balance at March 31, 2023	787	1,800
Charged to restructuring	913	—
Payments and adjustments	(608)	(288)
Balance at June 30, 2023	1,092	1,512
Charged to restructuring	193	155
Payments and adjustments	(895)	(279)
Balance at September 30, 2023	$390	$1,388

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

	Three Months ended September 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$386,536	$43,165	$429,701
Other Services	10,059	2,531	12,590
Total	$396,595	$45,696	$442,291

	Three Months ended September 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$592,398	$22,811	$615,209
Other Services	19,872	1,017	20,889
Total	$612,270	$23,828	$636,098

	Nine Months ended September 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,437,746	$124,477	$1,562,223
Other Services	36,527	6,943	43,470
Total	$1,474,273	$131,420	$1,605,693

	Nine Months ended September 30, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$2,053,935	$66,122	$2,120,057
Other Services	55,358	2,976	58,334
Total	$2,109,293	$69,098	$2,178,391

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

The sellers were eligible to receive up to an additional $8.0 million total in earnout cash consideration based on HireUp's revenues and Adjusted EBITDA for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. During 2023, the Company performed analyses using multiple updated forecast scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities in the second and third quarters of 2023. The liability of $1.9 million is included in the current portion of earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

The remaining excess purchase price over the fair value of net assets acquired of $1.6 million was recorded as goodwill on the Company's condensed consolidated balance sheets. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets.

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

The sellers are eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint's revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. The short-term portion of the liability of $5.0 million is included in the current portion of earnout liability and the long-term portion of the liability of $5.0 million is included in the non-current portion of earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

Local Business

On December 15, 2022, the Company purchased and acquired certain assets and assumed certain liabilities of an Ohio-based business for a purchase price of $2.0 million in cash, subject to customary post-closing adjustments. The transaction was treated as a purchase of assets for income tax purposes.

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

The sellers were eligible to receive an earnout based on the business' performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. In the third quarter of 2022, the Company determined that the contingent consideration earnout was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. In the third quarter of 2023, the Company determined that the contingent consideration earnout was achieved for the 2022 through 2023 period and, as a result, the Company made the final $7.5 million earnout payment. See Note 10 - Fair Value Measurements.

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

5.    COMPREHENSIVE INCOME

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.5 million at September 30, 2023 and December 31, 2022.

The income tax impact related to components of other comprehensive income for the three and nine months ended September 30, 2023 and 2022 is included in unrealized foreign currency translation loss, net of tax in the condensed consolidated statements of operations and comprehensive income.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$12,812	$34,793	$63,593	$149,670

Denominator:
Weighted average common shares - Basic	34,954	37,101	35,386	37,200
Effect of diluted shares:
Share-based awards	198	391	356	541
Weighted average common shares - Diluted	35,152	37,492	35,742	37,741

Net income per share attributable to common stockholders - Basic	$0.37	$0.94	$1.80	$4.02

Net income per share attributable to common stockholders - Diluted	$0.36	$0.93	$1.78	$3.97

The following table represents the share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(amounts in thousands)
Share-based awards	4	—	1	73

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$49,330	$26,923	$22,407	$33,430	$22,033	$11,397
Customer relationships	52,538	25,149	27,389	47,738	21,672	26,066
Non-compete agreements	4	4	—	4	3	1
Trade names	1,330	860	470	30	16	14
Software	1,700	610	1,090	1,700	355	1,345
Other intangible assets, net	$104,902	$53,546	$51,356	$82,902	$44,079	$38,823
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of September 30, 2023, estimated annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2023	$2,788
2024	10,481
2025	9,570
2026	8,362
2027	6,191
Thereafter	13,964
$51,356

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2022
Aggregate goodwill acquired	$395,119	$78,621	$473,740
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	125,245	38,023	163,268

Changes to aggregate goodwill in 2023
Goodwill acquisition adjustments(a)	(12,738)	(15,100)	(27,838)

Balances as of September 30, 2023
Aggregate goodwill acquired	382,381	63,521	445,902
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	$112,507	$22,923	$135,430
________________
(a) Represents adjustments to the fair value of the identifiable net assets acquired, with a corresponding offset to goodwill, made during the measurement periods related to the acquisitions of HireUp, Mint, and a local business. The measurement periods have concluded, and no further adjustments are anticipated. See Note 4 - Acquisitions.

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

As of September 30, 2023, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of September 30, 2023 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. During the second quarter of 2023, the Company wrote off an IT project, resulting in a $0.5 million impairment charge. As of September 30, 2022, the Company wrote off an IT project and recorded a $1.9 million impairment charge.

8.    DEBT

The Company's debt consists of the following:

	September 30, 2023		December 31, 2022
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 10.14% at December 31, 2022	$—	$—	$73,875	$(1,940)
Senior Secured Asset-Based Loan, interest of 6.92% and 5.90% at September 30, 2023 and December 31, 2022, respectively	—	(2,828)	76,800	(3,437)
Debt	$—	$(2,828)	$150,675	$(5,377)

As of September 30, 2023 and December 31, 2022, all debt is considered non-current debt on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other assets on the condensed consolidated balance sheets. As a result, the debt in the above table will not agree to debt on the condensed consolidated balance sheets herein.
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
On March 21, 2022, the Company amended its Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years through March 21, 2027, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the SOFR or the Base Rate, at the election of the borrowers, plus an applicable margin. The applicable margin will increase 10 basis points due to the credit spread associated with the transition to SOFR.
On September 29, 2023, the Company amended its Loan Agreement (Sixth Amendment), which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability, which provides for compliance with the covenant only during a compliance period (any time that excess availability falls below a certain threshold), and in such case, the financial covenant shall be tested during this period.
These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and will be amortized ratably over the remaining term of the Loan Agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At September 30, 2023, borrowing base availability under the ABL was $227.4 million. The Company had no borrowings drawn, and $17.9 million of letters of credit outstanding related to workers' compensation and professional liability policies, leaving $209.5 million of excess availability.
As of September 30, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors (as defined therein), subject to customary exceptions.

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

Beginning in the second quarter of 2020, in connection with the global pandemic, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $1.5 million and $1.3 million for the three months ended March 31, 2022 and September 30, 2022, respectively, and an immaterial right-of-use asset impairment charge for the three and nine months ended September 30, 2023. These losses were determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the nine-month periods ended September 30, 2023 and 2022, the Company wrote off an immaterial amount of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	September 30, 2023	December 31, 2022
	(amounts in thousands)
Operating lease right-of-use assets	$2,628	$3,254
Operating lease liabilities - current	$2,782	$4,132
Operating lease liabilities - non-current	$3,040	$4,880

	September 30, 2023	December 31, 2022
Weighted average remaining lease term	2.3 years	2.3 years
Weighted average discount rate	6.37%	6.31%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of September 30, 2023:

(amounts in thousands)
Years Ending December 31:
2023	$615
2024	3,031
2025	2,090
2026	239
2027	180
Thereafter	114
Total minimum lease payments	6,269
Less: amount of lease payments representing interest	(447)
Present value of future minimum lease payments	5,822
Less: operating lease liabilities - current	(2,782)
Operating lease liabilities - non-current	$3,040

Other Information

The table below provides information regarding supplemental cash flows:

	Nine Months Ended
	September 30,
	2023	2022
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,903	$4,446
Right-of-use assets acquired under operating lease	$782	$59

The components of lease expense are as follows:

	Three Months Ended
	September 30,
	2023	2022
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income:
Operating lease expense	$396	$596
Short-term lease expense	$702	$1,743
Variable and other lease costs	$355	$2,027

	Nine Months Ended
	September 30,
	2023	2022
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income:
Operating lease expense	$1,300	$2,043
Short-term lease expense	$2,520	$4,128
Variable and other lease costs	$628	$1,674

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs (benefits) in the condensed consolidated statements of operations and comprehensive income, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material. Variable and other lease costs for the nine months ended September 30, 2022 included a benefit associated with the early termination of one of the Company's leases for corporate offices which was previously restructured.

As of September 30, 2023, the Company did not have any material operating leases that had not yet commenced. The Company does not have any finance lease contracts related to other equipment rentals which are not included in the above disclosures.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were primarily its: (i) deferred compensation asset included in other assets; and (ii) deferred compensation liability included in other liabilities on its condensed consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	September 30, 2023	December 31, 2022
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$3,023	$2,477
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,968	$2,507

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. As of September 30, 2023, certain IT projects were written off and leases were vacated resulting in an impairment of the related IT assets and right-of-use assets along with related property and equipment, respectively, using Level 3 inputs to determine remeasured fair value of these assets. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases for more information about these impairments.

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

(i) The carrying amount of the Company’s ABL approximates fair value because the interest rates are variable and reflective of market rates. (ii) On June 30, 2023, the Company repaid all outstanding obligations of $73.9 million under the term loan, and terminated the Term Loan Agreement. See Note 8 - Debt. Prior to termination, the estimated fair value of the Company’s term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information. (iii) Potential earnout payments related to the WSG acquisition were contingent upon meeting certain performance requirements based on 2021 through 2023 performance. The Company performed an analysis using multiple forecast scenarios to determine the fair value of the earnout liability. In the third quarter of 2022, the Company determined that the contingent consideration earnout related to the WSG acquisition was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. In the third quarter of 2023, the Company determined that the contingent consideration earnout related to the WSG acquisition was also achieved for the 2022 through 2023 period and, as a result, the Company made the final $7.5 million earnout payment. See Note 4 - Acquisitions. (iv) Potential earnout payments related to the Mint acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. The Company performed an analysis using multiple forecast scenarios to determine the fair value of the earnout liability. The earnout liability’s carrying amount approximates fair value and the short-term portion of the liability of $5.0 million is included in the current portion of earnout liability and the long-term portion of the liability of $5.0 million is included in the non-current portion of earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions. (v) Potential earnout payments related to the HireUp acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. During 2023, the Company performed analyses using multiple updated forecast scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities in the second and third quarters of 2023. The liability of $1.9 million is included in the current portion of earnout liability on the condensed consolidated balance sheets. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(amounts in thousands)
Financial Liabilities:
(Level 2)
Senior Secured Asset-Based Loan	$—	$—	$76,800	$76,800
Term Loan, net	$—	$—	$73,875	$71,221
Earnout Liability (WSG)	$—	$—	$7,500	$7,500
Earnout Liability (Mint)	$10,000	$10,000	$10,000	$10,000
Earnout Liability (HireUp)	$1,910	$1,910	$8,000	$8,000

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 16, 2022, the Company's Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby the Company may repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The New Repurchase Program was effective immediately and may be discontinued at any time at the Board of Directors' discretion. In addition to the repurchase of $100.0 million of its shares of common stock under the New Repurchase Program, the Company was authorized to continue to repurchase any remaining shares available for repurchase under the Company's previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, the Company commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the fourth quarter of 2022, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, effective through November 2, 2023.

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the New Repurchase Program was $100.0 million. The shares can be repurchased from time-to-time in the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of repurchases under the New Repurchase Program will be subject to the Company’s available liquidity and cash on hand, applicable legal requirements, the terms of the Company’s Loan Agreement and Term Loan Agreement, general market conditions, and other factors. The New Repurchase Program does not obligate the Company to repurchase any particular number of shares of common stock and may be discontinued by the Board of Directors at any time. During the third quarter of 2023, the Company entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024.

During the three months ended September 30, 2023, the Company repurchased and retired a total of 616,824 shares of common stock for $14.8 million, at an average price of $23.92 per share. During the nine months ended September 30, 2023, the Company repurchased and retired a total of 2,038,691 shares of common stock for $51.2 million, at an average price of $25.12 per share. During the three months ended September 30, 2022, the Company repurchased and retired a total of 1,014,815 shares of common stock for $24.3 million, at an average price of $23.97 per share.

As of September 30, 2023, the Company had $83.7 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in the Company's Loan Agreement. At September 30, 2023, the Company had 34,688,631 unrestricted shares of common stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2017 Plan and the 2020 Plan (together, the Plans) for the nine months ended September 30, 2023:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2023	674,508	$14.53	476,086	$12.56
Granted	319,312	$22.87	200,487	$19.23
Vested	(403,023)	$12.41	(238,253)	$6.74
Forfeited	(34,740)	$20.86	(15,733)	$19.03
Unvested restricted stock awards, September 30, 2023	556,057	$20.46	422,587	$18.77

Restricted stock awards granted under the Plans entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant.

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

During the three and nine months ended September 30, 2023, $1.4 million and $5.4 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 430 and 424,704 shares, respectively, of common stock were issued upon the vesting of restricted and performance stock.

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

12.    SEGMENT DATA

The Company’s segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local nurse and allied professionals, and healthcare leaders within nursing, allied, physician, human resources, and finance, MSP services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. Its customers include: public and private acute-care and non-acute care hospitals, government facilities, local and national healthcare plans, managed care providers, public schools and charter schools, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$396,595	$612,270	$1,474,273	$2,109,293
Physician Staffing	45,696	23,828	131,420	69,098
	$442,291	$636,098	$1,605,693	$2,178,391

Contribution income:
Nurse and Allied Staffing	$39,226	$77,838	$162,876	$285,506
Physician Staffing	2,576	837	7,841	3,822
	41,802	78,675	170,717	289,328

Corporate overhead(a)	16,412	16,447	53,959	50,284
Depreciation and amortization	4,540	3,214	13,876	9,414
Restructuring costs	348	2,493	1,690	1,859
Legal settlement charges	—	—	1,125	—
Impairment charges	186	3,856	719	5,597
Other costs(b)	13	490	59	530
Income from operations	$20,303	$52,175	$99,289	$221,644
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).
(b) Other costs include acquisition and integration-related costs.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes the outcome of any outstanding loss contingencies as of September 30, 2023 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three and nine months ended September 30, 2023 and 2022, the Company calculated the provision for income taxes by applying an annual effective tax rate to ordinary income for the interim reporting period. The Company’s effective tax rate was 34.3% and 29.3%, including the impact of discrete items, and 36.9% and 31.5%, excluding discrete items, for the three and nine months ended September 30, 2023, respectively. The Company’s effective tax rate was 28.6% and 28.7%, including the impact of discrete items, and 28.6% and 29.3%, excluding discrete items, for the three and nine months ended September 30, 2022, respectively. The effective tax rates for the three and nine months ended September 30, 2023 and 2022 were primarily impacted by federal and state taxes.

The tax years 2012 through 2022 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Kevin C. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and nine months ended September 30, 2023 and 2022, the Company incurred an immaterial amount in expenses. The Company had immaterial payable balances at September 30, 2023 and December 31, 2022.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $0.3 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, and $0.7 million and $1.5 million for the three and nine months ended September 30, 2022, respectively. Accounts receivable due from these entities was an immaterial amount at September 30, 2023 and December 31, 2022.

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, who is currently a business unit president with the Company, is an agent of the lessor. The lease for WSG's headquarters was terminated at the end of the first quarter of 2023. Accordingly, the Company paid no rent expense for these premises for the three months ended September 30, 2023 and had no payable balance at September 30, 2023.

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

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 90% of total revenue in the third quarter of 2023. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services.

●    Physician Staffing – Physician Staffing represented approximately 10% of total revenue in the third quarter of 2023. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended September 30, 2023, revenue from services decreased 30% year-over-year to $442.3 million, due to expected volume and average bill rate declines in the Nurse and Allied Staffing segment, partially offset by volume increases in the Physician Staffing segment. In the Physician Staffing segment, the number of days filled increased across several specialties. Education and Homecare also experienced year-over-year revenue growth. Net income attributable to common stockholders in the third quarter of 2023 was $12.8 million, as compared to $34.8 million for the same period in the prior year.

For the three months ended September 30, 2023, cash flow provided by operating activities was $70.3 million, with net repayments of $31.0 million on our senior secured asset-based credit facility (ABL), and a decrease in working capital stemming from a decrease in net receivables, partially offset by the timing of disbursements. As of September 30, 2023, there were no borrowings drawn under the ABL, with borrowing base availability of $227.4 million and $17.9 million of undrawn letters of credit outstanding, leaving $209.5 million of excess availability. In addition, cash and cash equivalents totaled $14.3 million.

We remain committed to investing in our technologies and are on schedule with our transition of existing clients to Intellify®. We are confident that our proprietary technology initiatives, which distinguish us as a leader in healthcare staffing, will continue to open up new opportunities for us as a tech-enabled workforce solutions and advisory firm.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	78.0	77.4	77.6	77.6
Selling, general and administrative expenses	15.7	12.7	14.5	11.2
Bad debt expense	0.5	0.2	0.6	0.3
Depreciation and amortization	1.0	0.5	0.9	0.4
Restructuring costs	0.1	0.4	0.1	0.1
Legal settlement charges	—	—	0.1	—
Impairment charges	0.1	0.6	—	0.2
Income from operations	4.6	8.2	6.2	10.2
Interest expense	0.2	0.5	0.5	0.5
Loss on early extinguishment of debt	—	—	0.1	0.1
Other expense (income), net	—	—	—	—
Income before income taxes	4.4	7.7	5.6	9.6
Income tax expense	1.5	2.2	1.6	2.7
Net income attributable to common stockholders	2.9%	5.5%	4.0%	6.9%

Comparison of Results for the Three Months Ended September 30, 2023 and the Three Months Ended September 30, 2022

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2023	2022	$	%
	(Amounts in thousands)
Revenue from services	$442,291	$636,098	$(193,807)	(30.5)%
Direct operating expenses	344,932	492,553	(147,621)	(30.0)%
Selling, general and administrative expenses	69,627	80,706	(11,079)	(13.7)%
Bad debt expense	2,355	1,101	1,254	113.9%
Depreciation and amortization	4,540	3,214	1,326	41.3%
Restructuring costs	348	2,493	(2,145)	(86.0)%
Impairment charges	186	3,856	(3,670)	(95.2)%
Income from operations	20,303	52,175	(31,872)	(61.1)%
Interest expense	669	3,498	(2,829)	(80.9)%
Other expense (income), net	134	(27)	161	596.3%
Income before income taxes	19,500	48,704	(29,204)	(60.0)%
Income tax expense	6,688	13,911	(7,223)	(51.9)%
Net income attributable to common stockholders	$12,812	$34,793	$(21,981)	(63.2)%

Revenue from services

Revenue from services decreased 30.5% to $442.3 million for the three months ended September 30, 2023, as compared to $636.1 million for the three months ended September 30, 2022, due to a volume decline in the Nurse and Allied Staffing segment and travel bill rates that continued to normalize throughout the quarter, partially offset by volume increases in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses were comprised primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $147.6 million, or 30.0%, to $344.9 million for the three months ended September 30, 2023, as compared to $492.6 million for the three months ended September 30, 2022, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses increased to 78.0%, as compared to 77.4% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 13.7% to $69.6 million for the three months ended September 30, 2023, as compared to $80.7 million for the three months ended September 30, 2022, primarily due to decreases in compensation and benefit expense, as well as marketing and computer subscription fees, partially offset by increases in legal, insurance, and computer expenses. As a percentage of total revenue, selling, general and administrative expenses increased to 15.7% for the three months ended September 30, 2023, as compared to 12.7% for the three months ended September 30, 2022.

Bad Debt Expense

Bad debt expense for the three months ended September 30, 2023 was $2.4 million, as compared to $1.1 million for the three months ended September 30, 2022. As a percentage of revenue, bad debt expense was 0.5% for the three months ended September 30, 2023, as compared to 0.2% for the three months ended September 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended September 30, 2023 was $4.5 million, as compared to $3.2 million for the three months ended September 30, 2022. The increase was primarily due to the additional amortization of other intangible assets from the Mint and HireUp acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to

our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 1.0% for the three months ended September 30, 2023 and 0.5% for the three months ended September 30, 2022.

Restructuring costs

Restructuring costs for the three months ended September 30, 2023 were primarily comprised of employee termination costs and ongoing lease exit costs. For the three months ended September 30, 2022, restructuring costs of $2.5 million were comprised of ongoing lease costs related to the Company's strategic reduction of its real estate footprint as well as employee termination costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Impairment charges

Non-cash impairment charges totaled $0.2 million for the three months ended September 30, 2023 and related to real estate restructuring activities. Non-cash impairment charges totaled $3.9 million for the three months ended September 30, 2022 and related to real estate restructuring activities and the write-off of an IT project. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $0.7 million for the three months ended September 30, 2023, as compared to $3.5 million for the three months ended September 30, 2022, due to lower average borrowings, partially offset by a higher effective interest rate. The effective interest rate on borrowings was 18.3% and 8.2% for the three months ended September 30, 2023 and 2022, respectively.

Income tax expense

Income tax expense totaled $6.7 million for the three months ended September 30, 2023, as compared to $13.9 million for the three months ended September 30, 2022. The decrease in income tax expense was primarily related to a decrease in book income. The effective tax rates for the three months ended September 30, 2023 and 2022 were primarily impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2023 and the Nine Months Ended September 30, 2022

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2023	2022	$	%
	(Amounts in thousands)
Revenue from services	$1,605,693	$2,178,391	$(572,698)	(26.3)%
Direct operating expenses	1,245,772	1,689,647	(443,875)	(26.3)%
Selling, general and administrative expenses	232,825	243,568	(10,743)	(4.4)%
Bad debt expense	10,397	6,662	3,735	56.1%
Depreciation and amortization	13,876	9,414	4,462	47.4%
Restructuring costs	1,690	1,859	(169)	(9.1)%
Legal settlement charges	1,125	—	1,125	100.0%
Impairment charges	719	5,597	(4,878)	(87.2)%
Income from operations	99,289	221,644	(122,355)	(55.2)%
Interest expense	7,508	10,876	(3,368)	(31.0)%
Loss on early extinguishment of debt	1,723	1,912	(189)	(9.9)%
Other expense (income), net	133	(1,119)	1,252	111.9%
Income before income taxes	89,925	209,975	(120,050)	(57.2)%
Income tax expense	26,332	60,305	(33,973)	(56.3)%
Net income attributable to common stockholders	$63,593	$149,670	$(86,077)	(57.5)%

Revenue from services

Revenue from services decreased 26.3% to $1.6 billion for the nine months ended September 30, 2023, as compared to $2.2 billion for the nine months ended September 30, 2022, primarily driven by a decline in the number of professionals on assignment in the Nurse and Allied Staffing segment as clients continue to right-size their needs, and travel bill rates that continued to normalize throughout the year, partially offset by an increase in volume in most specialties and an improved mix of higher bill rate specialties in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $443.9 million, or 26.3%, to $1.2 billion for the nine months ended September 30, 2023, as compared to $1.7 billion for the nine months ended September 30, 2022, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses were 77.6%, consistent with the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 4.4% to $232.8 million for the nine months ended September 30, 2023, as compared to $243.6 million for the nine months ended September 30, 2022. As a percentage of total revenue, selling, general and administrative expenses increased to 14.5% for the nine months ended September 30, 2023, as compared to 11.2% for the nine months ended September 30, 2022.

Bad Debt Expense

Bad debt expense for the nine months ended September 30, 2023 was $10.4 million, as compared to $6.7 million for the nine months ended September 30, 2022. As a percentage of revenue, bad debt expense was 0.6% for the nine months ended September 30, 2023, as compared to 0.3% for the nine months ended September 30, 2022.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2023 was $13.9 million, as compared to $9.4 million for the nine months ended September 30, 2022. The increase was primarily due to the additional amortization of other intangible assets from the Mint and HireUp acquisitions. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets to our condensed consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.9% for the nine months ended September 30, 2023 and 0.4% for the nine months ended September 30, 2022.

Restructuring costs

Restructuring costs of $1.7 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively, were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal settlement charges

Legal settlement charges totaled $1.1 million for the nine months ended September 30, 2023 and related to the settlement of a wage and hour class action lawsuit and associated legal fees. There were no such charges for the nine months ended September 30, 2022.

Impairment charges

Non-cash impairment charges totaled $0.7 million for the nine months ended September 30, 2023 and related to the write-off of an IT project and real estate restructuring activities. Non-cash impairment charges totaled $5.6 million for the nine months ended September 30, 2022 and related to real estate restructuring activities and the write-off of an IT project. See Note 7 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $7.5 million for the nine months ended September 30, 2023, as compared to $10.9 million for the nine months ended September 30, 2022, due to lower average borrowings, partially offset by a higher effective interest rate. The effective interest rate on borrowings was 10.1% and 8.8% for the nine months ended September 30, 2023 and 2022, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the nine months ended September 30, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of the term loan in the second quarter of 2023. Loss on early extinguishment of debt for the nine months ended September 30, 2022 consisted of a prepayment premium and the write-off of debt issuance costs related to the optional prepayment on the term loan made in the second quarter of 2022.

Other income, net

For the nine months ended September 30, 2022, other income, net included a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense

Income tax expense totaled $26.3 million for the nine months ended September 30, 2023, as compared to $60.3 million for the nine months ended September 30, 2022. The decrease in income tax expense was primarily related to a decrease in book income. The effective tax rates for the nine months ended September 30, 2023 and 2022 were primarily impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$396,595	$612,270	$1,474,273	$2,109,293
Physician Staffing	45,696	23,828	131,420	69,098
	$442,291	$636,098	$1,605,693	$2,178,391

Contribution income:
Nurse and Allied Staffing	$39,226	$77,838	$162,876	$285,506
Physician Staffing	2,576	837	7,841	3,822
	41,802	78,675	170,717	289,328

Corporate overhead	16,412	16,447	53,959	50,284
Depreciation and amortization	4,540	3,214	13,876	9,414
Restructuring costs	348	2,493	1,690	1,859
Legal settlement charges	—	—	1,125	—
Impairment charges	186	3,856	719	5,597
Other costs	13	490	59	530
Income from operations	$20,303	$52,175	$99,289	$221,644

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2023	2022	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	9,849	12,524	(2,675)	(21.4)%
Average Nurse and Allied Staffing revenue per FTE per day	$434	$526	$(92)	(17.5)%

Physician Staffing statistical data:
Days filled	23,004	13,219	9,785	74.0%
Revenue per day filled	$1,986	$1,803	$183	10.1%

	Nine Months Ended
	September 30,	September 30,		Percent
	2023	2022	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	11,251	13,157	(1,906)	(14.5)%
Average Nurse and Allied Staffing revenue per FTE per day	$476	$582	$(106)	(18.2)%

Physician Staffing statistical data:
Days filled	68,927	38,703	30,224	78.1%
Revenue per day filled	$1,907	$1,785	$122	6.8%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

Nurse and Allied Staffing

Revenue decreased $215.7 million, or 35.2%, to $396.6 million for the three months ended September 30, 2023, as compared to $612.3 million for the three months ended September 30, 2022, primarily driven by a decline in the number of professionals on assignment as clients continue to right-size their needs and travel bill rates that continued to normalize throughout the quarter.

Contribution income decreased $38.6 million, or 49.6%, to $39.2 million for the three months ended September 30, 2023, as compared to $77.8 million for the three months ended September 30, 2022. As a percentage of segment revenue, contribution income margin was 9.9% for the three months ended September 30, 2023, as compared to 12.7% for the three months ended September 30, 2022.

The average number of FTEs on contract during the three months ended September 30, 2023 decreased 21.4% from the three months ended September 30, 2022, primarily due to headcount decline in travel nurse and local, and delayed seasonal needs. The average revenue per FTE per day decreased 17.5%, due to the expected normalization of bill rates.

Physician Staffing

Revenue increased $21.9 million, or 91.8%, to $45.7 million for the three months ended September 30, 2023, as compared to $23.8 million for the three months ended September 30, 2022, primarily due to an increase in volume and an improved mix of higher bill rate specialties.

Contribution income was $2.6 million for the three months ended September 30, 2023, as compared to $0.8 million for the three months ended September 30, 2022. As a percentage of segment revenue, contribution income was 5.6% for the three months ended September 30, 2023, as compared to 3.5% for the three months ended September 30, 2022.

Total days filled for the three months ended September 30, 2023 was 23,004, as compared with 13,219 in the prior year. Revenue per day filled was $1,986 as compared with $1,803 in the prior year, due to the improved mix of business.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead was $16.4 million for the three months ended September 30, 2023 and 2022, with increases in consulting, legal, and computer expenses, offset by decreases in compensation and benefit expense. As a percentage of consolidated revenue, corporate overhead was 3.7% for the three months ended September 30, 2023 and 2.6% for the three months ended September 30, 2022.

Segment Comparison - Nine Months Ended September 30, 2023 and Nine Months Ended September 30, 2022

Nurse and Allied Staffing

Revenue decreased $0.6 billion, or 30.1%, to $1.5 billion for the nine months ended September 30, 2023, as compared to $2.1 billion for the nine months ended September 30, 2022, primarily driven by a decline in the number of professionals on assignment as clients continue to right-size their needs and travel bill rates that continued to normalize throughout the year.

Contribution income decreased $122.6 million, or 43.0%, to $162.9 million for the nine months ended September 30, 2023, as compared to $285.5 million for the nine months ended September 30, 2022, driven by decreased revenue and higher direct costs. As a percentage of segment revenue, contribution income margin was 11.0% for the nine months ended September 30, 2023, as compared to 13.5% for the nine months ended September 30, 2022.

The average number of FTEs on contract during the nine months ended September 30, 2023 decreased 14.5% from the nine months ended September 30, 2022, primarily due to headcount decline in travel nurse and local. The average revenue per FTE per day decreased 18.2%, due to the decrease in the average bill rates.

Physician Staffing

Revenue increased $62.3 million, or 90.2%, to $131.4 million for the nine months ended September 30, 2023, as compared to $69.1 million for the nine months ended September 30, 2022, primarily due to an increase in volume in most specialties and an improved mix of higher bill rate specialties.

Contribution income was $7.8 million for the nine months ended September 30, 2023, as compared to $3.8 million for the nine months ended September 30, 2022, driven by higher revenue. As a percentage of segment revenue, contribution income was 6.0% for the nine months ended September 30, 2023, as compared to 5.5% for the nine months ended September 30, 2022.

Total days filled for the nine months ended September 30, 2023 was 68,927, as compared with 38,703 in the prior year. Revenue per day filled was $1,907 as compared with $1,785 in the prior year due to the improved mix of business.

Corporate Overhead

Corporate overhead increased to $54.0 million for the nine months ended September 30, 2023, from $50.3 million for the nine months ended September 30, 2022, primarily due to increases in consulting, legal, and computer expense, partially offset by decreases in compensation and benefit expense. As a percentage of consolidated revenue, corporate overhead was 3.4% for the nine months ended September 30, 2023 and 2.3% for the nine months ended September 30, 2022.

Liquidity and Capital Resources

On June 30, 2023, we repaid all $73.9 million in outstanding obligations under the term loan, and terminated the debt agreement. At September 30, 2023, we reported $14.3 million in cash and cash equivalents, with no borrowings drawn under the ABL. Working capital decreased by $142.3 million to $261.7 million as of September 30, 2023, as compared to $404.0 million as of December 31, 2022, primarily due to a decrease in net receivables, partially offset by the timing of disbursements. As of September 30, 2023, our days' sales outstanding, net of amounts owed to subcontractors, was 67 days, flat year-over-year and up 4 days sequentially. As of September 30, 2023, we did not have any off-balance sheet arrangements.

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

In the third quarter of 2022, the Board of Directors authorized the New Repurchase Program, whereby we may repurchase up to $100.0 million shares of common stock, and during the fourth quarter of 2022, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during blackout periods, effective through November 2, 2023. In the second quarter of 2023, the Board of Directors authorized the replenishment of the amount available for stock repurchases under the New Repurchase Program back to $100 million, effective for trades made after May 3, 2023. In the third quarter of 2023, we entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024. During the nine months ended September 30, 2023, the Company repurchased and retired a total of 2,038,691 shares of common stock for $51.2 million, at an average price of $25.12 per share. During the nine months ended September 30, 2022, we repurchased and retired a total of 1,014,815 shares of common stock for $24.3 million, at an average price of $23.97 per share. As of September 30, 2023, we had $83.7 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in our Loan Agreement.

Net cash provided by operating activities increased $106.7 million to $236.4 million for the nine months ended September 30, 2023, as compared to $129.7 million for the nine months ended September 30, 2022.

Net cash used in investing activities was $10.9 million for the nine months ended September 30, 2023, as compared to $6.8 million for the nine months ended September 30, 2022. Net cash used in the nine months ended September 30, 2023 was for capital expenditures and an immaterial amount related to the local business acquisition and the sale of fixed assets. Net cash used in the nine months ended September 30, 2022 was for capital expenditures, primarily related to multiple IT projects.
Net cash used in financing activities during the nine months ended September 30, 2023 was $214.8 million, as compared to $93.7 million used in financing activities during the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we reported net repayments of $150.7 million on debt, and used cash to pay $4.9 million for income taxes on share-based compensation, $51.2 million for share repurchases, $7.5 million for contingent consideration, and an immaterial amount for other financing activities. During the nine months ended September 30, 2022, we used cash to repay borrowings of $50.4 million on the term loan, $2.4 million on a note payable, $5.3 million for income taxes on share-based compensation, $3.2 million in debt issuance costs, $24.3 million for share repurchases, $7.5 million for contingent consideration, and an immaterial amount for other financing activities.

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

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, on June 30, 2023, we repaid all outstanding obligations under the term loan, and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023 and are included as loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income. All subsidiary guarantees of the term loan were automatically released upon the termination of the Term Loan Agreement.

2019 Asset-Based Loan Agreement

Effective October 25, 2019, the prior senior credit facility entered into in August 2017 was replaced by a $120.0 million asset-based loan agreement (Loan Agreement), which provides for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permits the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on SOFR or Base Rate, at the election of the borrowers, plus an applicable margin. On September 29, 2023, we amended the Loan Agreement (Sixth Amendment), which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability.
As of September 30, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $227.4 million at September 30, 2023, with no borrowings drawn, and $17.9 million of letters of credit outstanding, leaving $209.5 million of excess availability.

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

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.6 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third fiscal quarter ended September 30, 2023. See Note 11 - Stockholders' Equity contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
July 1 through July 31	113,802	$27.07	113,802	$95,329
August 1 through August 31	443,822	$23.02	443,822	$85,114
September 1 through September 30	59,200	$24.66	59,200	$83,654
Total	616,824	$23.92	616,824	$83,654
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

ITEM 5. OTHER INFORMATION

(c) Trading Plans

Certain directors and officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading plans. Pursuant to Item 408(a) of Regulation S-K, we are required to disclose whether any director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as that term is defined in Item 408(c) of Regulation S-K) during the most recently completed quarter.

During the three months ended September 30, 2023, the following trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) was terminated:

Name and Title	Action	Applicable Date(1)	Duration of Trading Arrangements	Rule 10b5-1 Trading Arrangement (Y/N)(2)	Aggregate Number of Securities Subject to Trading Arrangement
Susan E. Ball Executive Vice President, Chief Administrative Officer, General Counsel and Secretary	Terminated	August 18, 2023	November 4, 2022 - August 18, 2023	Y	Potential sale of 50,625 shares of common stock
________________
(1) Indicates the date that the trading arrangement was terminated.
(2) Denotes whether the contract, instruction, or written plan is intended to satisfy the affirmative defense of Rule 10b5-1(c).

ITEM 6.    EXHIBITS

No.	Description

10.1
Amendment No. 6 to ABL Credit Agreement, dated as of September 29, 2023, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, and Wells Fargo Bank National Association, as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K dated October 2, 2023 and incorporated by reference herein.)

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 2, 2023	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)