Form 10-K
period 2023-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2024-02-23
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act: Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2023 of $28.08 as reported on the Nasdaq Global Select Market, was $926,700,597. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 14, 2024, 34,725,677 shares of Common Stock, $0.0001 par value per share, were outstanding.

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

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (Nasdaq: CCRN) is a market-leading, tech-enabled workforce solutions and advisory firm with 37 years of industry experience and insight. We help customers tackle complex labor-related challenges and achieve high-quality outcomes, while reducing complexity and improving visibility through data-driven insights.

Leveraging national and in-market staffing teams, we place highly qualified healthcare professionals in virtually every specialty on travel and per diem assignments, local short-term contracts, and permanent positions. We also place teachers, substitute teachers, and other education specialties at educational facilities, healthcare leaders within nursing, allied, physician, human resources at healthcare organizations, and non-healthcare providers to participants in Programs of All-Inclusive Care for the Elderly (PACE) programs. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers including those in underserved communities. By utilizing the solutions we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We believe that our national footprint provides a unique value proposition, as we are able to engage with a broader pool of talent and offer customers a more consultative approach relying on our understanding of the local and regional markets they serve.

We offer services to our customers through our two reportable segments as described below:

(1)    Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides traditional staffing, recruiting, and value-added total talent solutions, including: (i) temporary and permanent placement of travel and local nurse and allied professionals, and healthcare leaders within nursing, allied, physician, human resources, and finance; (ii) vendor neutral programs and managed service programs (MSP); (iii) education healthcare services; (iv) in-home care services; and (v) outsourcing services. We also serve as a direct-hire talent acquisition partner to healthcare organizations and academic institutions throughout the nation, providing a full suite of prescriptive talent management solutions, including flexible talent delivery models such as executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We also offer our SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services. Our Nurse and

Allied Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

A majority of our revenue is generated from staffing registered nurses and allied professionals on travel contract assignments of varying lengths (typically, 13 weeks) at hospitals and health systems. We staff registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings. We also provide clinical and non-clinical professionals on long-term assignments to customers such as public and private acute care and non-acute care hospitals, government facilities, public and charter schools, academic medical centers, outpatient clinics, ambulatory care facilities, physician practice groups, local and national healthcare plans, managed care providers, PACE programs, correctional facilities, and many other healthcare providers. We also receive administrative fees from subcontractors at our MSP clients or from those subcontractors who are using our Intellify® technology solution to staff hospital facilities directly.

(2)    Physician Staffing. Our Physician Staffing segment provides licensed practitioners across a broad array of specialties, as well as certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) on temporary assignments throughout the United States (U.S.). The diverse list of customers we serve includes healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. Our Physician Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

The healthcare staffing industry continues to evolve, with both healthcare providers and professionals demanding speed and placing heavier reliance on technology for fulfillment and delivery activities.

Recognizing this trend, we are continuing on a path of digital transformation and innovation across our business with investments in expanding our technology capabilities both on the customer facing and candidate engagement fronts. We have executed multiple initiatives to enhance our position as a leading, consultative, and strategic partner in the healthcare industry. Some key focus areas include personalizing the candidate experience, delivering a superior customer experience, infusing technology-enablement to drive efficiencies and increased productivity, and continuing our commitment to clinical excellence. As part of our growth strategy, in 2023 we released our Internal Resource Pool (IRP) and per diem modules on Intellify® and we are continuing to optimize our technologies by upgrading and integrating our middle and back-office systems and bringing our IT infrastructure and business processes onto a single cohesive platform. We expect these initiatives to drive growth through better operational execution, enhanced productivity, and a world-class customer and candidate experience.

Areas of investment also include recruitment and candidate nurturing tools, market analytics, mobile applications and self-serve capabilities, programmatic advertising, social media, and other technology. These investments enhance our recruiting capabilities and allow us to quickly respond to demand across a wide range of specialties.

One of our goals is to grow stockholder value by continuing to deepen our relationships with current customers and healthcare professionals, expanding the number and types of new customers we serve, growing the supply and types of specialties of our healthcare professionals, improving our operating leverage through growth and cost containment, and strengthening and broadening our market presence. This requires our continued focus on: (i) providing workforce solutions offerings to new customers; (ii) expanding the services we provide to current customers, including usage of Intellify®; (iii) further diversifying our customer base; (iv) accessing more candidates; and (v) continuing to modernize technologies and processes to optimize our relationships with healthcare professionals and customers.

To successfully execute our business strategy, we rely on experienced and innovative executive and operational teams. Our executive team has extensive experience in staffing, workforce solutions, technology services, and healthcare industries. We also foster a culture of performance, talented leadership, and collegiality that promotes the achievement of both Company and personal goals. With more than 50 healthcare clinicians on our corporate staff, our Clinical Quality Council continues to serve as an advisory committee to our entire organization and customers. In 2021, and 2022, the Company’s Co-Founder & Chairman was named to the Staffing Industry Analysts’ Staffing 100 List of the most notable leaders in the industry, and the Company’s Chief Executive Officer (CEO) was named to the list in 2023. One of our executives was included on Staffing Industry Analysts’ 2023 Global Power 150 - Women in Staffing List that recognizes the 100 most influential women in the Americas and 50 additional women internationally, and another executive was included in 2022, as well as a third executive included in 2021. Another executive has been recognized as a 2023 Diversity, Equity, and Inclusion Influencer by Staffing Industry Analysts, and one of the 10 Most Influential HR Executives to Watch in 2022 by CIO Views magazine. Our Chairman of the

Board of Directors was also nominated as a top staffing leader to watch in 2023 for World Staffing Awards. In addition, the Company’s Chief Clinical Officer joined the Joint Commission’s Healthcare Staffing Advisory Council in 2020, a committee of staffing experts who help evaluate healthcare organizations.

Risks and Uncertainties

The COVID-19 pandemic highlighted the need to continue to innovate, improve processes, and expand services to meet the needs of our patients, employees, and customers. A healthcare workforce shortage brought on by various challenges was compounded by the “burn-out” of healthcare professionals through the pandemic. This significantly exacerbated labor shortages in the country, resulting in a significant increase in the compensation costs for healthcare professionals; however, that trend has abated. Fueled by heightened demand across most specialties, nurses saw significant pay increases during the pandemic causing health systems to struggle to maintain adequate core staff levels. During 2023, bill rates and pay rates adjusted as the impact of the pandemic continued to decline. While we believe the talent shortage is likely to persist into 2024, hospitals are continuing to balance their need for temporary talent with cost cutting measures.

The market remains challenging, especially for nursing. Our future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

As customers continue to right-size their needs and travel bill rates further normalize, we will continue to manage the business for long-term success and strategically position ourselves for future growth opportunities in the market. Regardless of how rates evolve, we are committed to continuing to grow our base of clinicians on assignment and our market share while maintaining the quality we are known for.

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

(1)Our Healthcare Professionals.

Nurse and Allied Staffing. Our Company is well positioned to attract candidates, as clinical professionals routinely seek a wide range of diverse assignments in attractive locations, with competitive compensation and benefit packages, scheduling options, as well as a high level of service. We believe nurses and allied professionals are confident that we will be able to offer them new assignments as they complete their current assignment. Each of our nurse and allied healthcare professionals is employed by us and is typically paid an hourly wage and receive other benefits they are entitled to receive during the assignment period. Competitive benefits for our employees generally include professional liability and workers compensation insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances, and housing.

Recruiters are an essential element of our Nurse and Allied Staffing business and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments. Leveraging our database of clinicians and artificial intelligence, recruiters match the supply of qualified candidates with the demand for open orders from customers. While word-of-mouth and referrals, especially from current and former healthcare professionals we have placed, continue as our leading channel of access to candidates, we also market our brands through strategic sourcing initiatives including programmatic strategic sourcing and extensive utilization of social media and mobile applications, which have become an increasingly important component of our recruitment efforts. In addition to maintaining engaging and intuitive websites to allow potential applicants to obtain information about the Company and assignment opportunities, we further enhanced Cross Country Marketplace, our proprietary mobile on-demand staffing platform, as a one-stop, self-service portal to support the candidates throughout their experience with Cross Country. Our self-service candidate portal, known as XperienceTM, provides our travel and allied healthcare professionals with real-time matching to open positions.

Physician Staffing. Cross Country Locums recruits and contracts with physicians and advanced practice professionals to provide medical services for its healthcare customers. We offer a wide variety of assignments, competitive fees, medical malpractice insurance, and a high level of service. Physicians or advanced practice professionals are independent contractors (unless prohibited by applicable law) and enter into agreements with Cross Country Locums to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer, for assignments ranging from a few days up to a year.

(2)Sales and Marketing. We take an enterprise sales approach by marketing our full capabilities across the continuum of care to hospitals, healthcare facilities, schools, PACE programs, and other organizations across the U.S. addressing total talent management needs. We provide flexible workforce solutions to the healthcare, education, and PACE markets customizing delivery of diversified offerings to meet the specific needs of each customer.

Our delivery brands include Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Search®, Cross Country Locums®, Cross Country Workforce Solutions Group®, Cross Country Education®, Intellify® Talent Solutions, and Data Aggregation Services. Our recruiters leverage the Company’s extensive databases of clinicians and healthcare professionals, as well as their expertise in their given specialties, to qualify and place healthcare candidates.

(3)Credentialing and Quality Management. We screen all of our healthcare employees prior to placement through our credentialing departments. Our credentialing processes are designed to ensure that professionals have the requisite skill sets required by our customers, as well as the aptitude to meet the day-to-day requirements and challenges they would typically encounter on assignments where they are placed. The credentialing of our nurse and allied healthcare professionals is designed to ensure quality of care and align with the guidelines of The Joint Commission, a national accrediting body. Our physician credentialing entity, Credent, is also certified by the National Committee for Quality Assurance (NCQA).

(4)Payment for Services. Our shared service center processes hours worked by field employees in various time and attendance systems, which in turn generate billable transactions to our customers. Hours worked by independent contractor physicians are reported to our Cross Country Locums office. Billing for other services such as Recruitment Process Outsourcing (RPO), Search, or Project Management vary depending on the contract, but typically are invoiced upon the success of achieving agreed upon milestones or completion of specific deliverables, such as the placement of a candidate. On occasion, we are able to bill for the reimbursement of certain expenses incurred, such as candidate marketing costs, or set-up fees incurred for certain projects, such as travel costs for internal staff.

(5)Operations. Our businesses are operated through a relatively centralized model, servicing all assignment needs of our healthcare professionals, physicians, and customer facilities, as well as support activities, such as coordinating housing, payroll processing, benefits administration, billing and collections, travel reimbursement processing, customer service, and risk management. These activities are performed by a predominantly remote work team, in addition to a few corporate offices.

(6)Information Systems. Various information systems are utilized to run customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are Software as a Service (SaaS)-based and hosted by vendor partners. Our systems maintain detailed information about customer-required skill sets and status, which assists us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are housed on enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. We manage our information systems with internal team members located both in the U.S. and in India. Cybersecurity remains a central focus point across our organization, including dedicated resources, iterative training for all employees, and third parties engaged to assist in monitoring and managing systems and devices, detecting cyber threats, and preventing breaches.

(7)Risk Management, Insurance, and Benefits. Our risk management program is designed to ensure prompt notification of incidents, educational training to our employees, loss analysis, and timely reporting procedures to reduce our risk of exposure. We continuously review facts and incidents associated with professional liability and workers’ compensation claims in order to identify trends and reduce our risk of loss in the future where possible. We consider assessments provided by our customers and we work with clinicians and experts from our insurance carriers to determine employment eligibility and potential exposure.

We provide workers’ compensation insurance coverage, professional liability coverage, and healthcare benefits for our eligible employed professionals. We record estimates of the ultimate cost of, and reserves for, workers’ compensation and professional liability benefits based on actuarial models prepared or reviewed by an independent actuary using our loss history as well as industry statistics, and include reserves for estimated claims incurred but not reported. On a quarterly basis, we estimate the healthcare claims that have occurred but have not been reported based on our historical claim submission patterns. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved for such claims.

The Company maintains a number of insurance policies including general liability, workers’ compensation, fidelity, employment practices liability, fiduciary, directors and officers, cyber, property, and professional liability policies. These policies provide coverage for certain liabilities that may arise from our operations, subject to the policy’s terms, conditions, limits of liability, and deductibles. Any of the above policies may not be adequate for our needs, or we may not maintain all such policies in the future.

Services

We are increasingly called upon by our customers to provide creative and innovative talent sourcing strategies across a continuum of care. Over the past several years, our workforce solutions have evolved into a total talent management approach as our customers focus on maintaining high-quality patient outcomes, while improving their total labor management to address complex financial, compliance, and other challenges within the healthcare industry. As part of this total talent management approach, we consider the following: (i) solving the immediate and future needs of our customers; (ii) enhancing our network of healthcare professionals by improving their experience; (iii) expanding service offerings to reduce sensitivity to economic cycles; (iv) expanding our expertise with various healthcare solutions in various geographic areas of the U.S.; (v) continuing to diversify our customer base to enhance long-term business prospects; and (vi) enhancing and expanding technology to deliver efficient and automated services to customer facilities. Our workforce solutions include:

•Managed Service Programs (MSPs). As healthcare providers continue to adopt centralized, outsourced models for managing contingent labor for both clinical and non-clinical needs, we offer an MSP in which we manage all or a portion of the customer’s staffing needs. This includes both the placement of our own healthcare professionals and the utilization of other staffing agencies. The benefits to our MSP customers include cost optimization, increased certainty of supply, visibility into labor needs and usage, and market insight from our industry expertise on a broad range of topics. We have converted more than half of our MSPs onto Intellify®, our SaaS-based, proprietary, vendor-neutral platform that provides analytics and real-time insights, with industry-leading dashboards and reporting.
•Vendor Neutral Progam. We also provide a vendor management system through our Intellify® platform which may also include the placement of our professionals or a menu of various other services. The benefits of our vendor neutral solution include control over the staffing program and suppliers, cost optimization, and visibility into labor needs and usage.
•In-Home Care Services. Our Workforce Solutions Group division is a premier provider in clinical and non-clinical staffing for home health and senior care facilities, including Federally Qualified Health Centers (FQHCs), Community Health Centers (CHCs), and PACE centers, allowing aging populations to remain in their homes as long as clinically advisable. We are a full-service partner, with market expertise and a breadth of services, including contingent staffing, consulting, human capital, management solutions, recruitment process outsourcing, vendor management, and direct hiring.
•Education Healthcare Services. Through Cross Country Education, we service the education industry. Focusing our knowledge and resources on engaging with and understanding educational organizations, industry trends, and leadership challenges, we provide a wide range of services to our educational partners to meet their individual needs, including special education providers, substitute teachers, behavioral aides, speech language pathologists, and occupational therapists, among others. We also fulfill HR-related tasks, alleviating human resource and administrative paperwork so school administrators can focus on student success.
•Recruitment Process Outsourcing (RPO). Through our RPO services, we offer targeted recruitment solutions designed to increase core staff while reducing dependency on contract labor. Our RPO program provides support to replace or complement a customer’s existing internal recruitment functions for permanent hiring needs and is delivered to healthcare organizations throughout the country and serves to provide creative, cost and operationally efficient hiring support and labor optimization, which leads to improvements in quality of care.
•Project Management. Periodically, our customers have urgent needs that fall outside the scope of an MSP arrangement and require a more focused effort to place staff within a very short window. For example, as healthcare systems continue to upgrade their electronic medical records or encounter a labor disruption, we can provide comprehensive project management, deployment of a full staffing plan, and ultimately an organized volume of quality healthcare professionals during the process so that customers may continue to deliver quality care.
•Executive and Contingent Search. Similar to RPO, we seek to identify and place candidates in full-time roles, across clinical, executive, or administrative functions. These services are offered for specific roles and are contracted on a contingent basis, which has a success fee once placement has occurred.
•Other Services. We offer other value-added services such as Internal Resource Pool (IRP) Consulting & Development, Optimal Workforce Solutions (OWS), and Data Aggregation Services (DAS). These services seek to augment our customer’s capabilities with managing, supplementing, and outsourcing aspects of their internal processes of managing their workforce. DAS provides healthcare systems with bill rate transparency and can be embedded within Intellify® or offered on a stand-alone basis.

Our Geographic Markets and Customer Base
In 2023, 2022, and 2021, our revenue was generated primarily in the U.S., and all of our long-lived assets were located in the U.S. and India. We provide our staffing services and workforce solutions in all 50 states. During 2023, the largest percentage of our revenue was concentrated in California, Florida, and New York. We provide services to public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, public and charter schools, correctional facilities, government facilities, retailers, and many other healthcare providers. For the years ended December 31, 2023, 2022, and 2021, no customer accounted for more than 10% of our revenue.

Our Industry

We compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts’ September 2023 report estimates the 2023 healthcare staffing markets had an aggregate market size of $55.7 billion, of which $29.9 billion was travel nursing, $7.0 billion was per diem nursing, $11.6 billion was allied health, and $7.2 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, of which we believe the most significant are the following:

Supply and Demand Drivers
Healthcare Backdrop. According to the Staffing Industry Analysts’ “US Staffing Industry Pulse Survey Report” (November 2023), travel nurse staffing was down 21% year-over-year, and per diem nursing was down 14%. Median revenue growth was positive in locum tenens, up 20%, and allied healthcare was up 2%. Staffing Industry Analysts’ “US Staffing Industry Forecast: September 2023 Update” (September 12, 2023) forecasts moderate continued expansion in the locum tenens segment, with a modest decline in the allied healthcare segment and a moderate decline in the per diem nurse segment. The travel nurse segment is forecasted to significantly decrease as volumes decline and pay rates and bill rates decrease. According to the most recent Bureau of Labor Statistics 10-year projections (September 6, 2023), overall, employment is expected to grow 0.3% annually, with the healthcare and social assistance sector adding the most new jobs (2.1 million). Within healthcare, the individual and family services industry is projected to increase the fastest with an annual growth rate of 2.2%. Employment growth in healthcare is expected to be driven by the aging baby-boomer population and a higher prevalence of chronic conditions.

Supply of Nurses. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (September 6, 2023), employment of registered nurses is projected to grow 6%, or 177,400, from 2022 to 2032, faster than the average for all occupations. The registered nurse workforce is expected to grow from 3.2 million in 2022 to 3.3 million in 2032. The Bureau of Labor Statistics also projects the need for an additional 193,100 new registered nurses each year, on average, through 2032, factoring in nurse retirements and workforce exits.

Physician Shortage. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (September 6, 2023), employment of physicians and surgeons is projected to grow 3% from 2022 to 2032, about as fast as the average for all occupations. About 24,200 openings for physicians and surgeons are projected each year, on average, over the decade. According to the Association of American Medical Colleges’ (AAMC) “AAMC Supports Resident Physician Shortage Reduction Act of 2023” (March 2023), the United States faces a projected physician shortage of up to 124,000 by 2034, with demand for physicians outpacing supply. Population growth and aging serve as the primary drivers of increasing demand for physician services.

Increased Need for Healthcare and Special Education Services in Schools. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education” (May 24, 2023), during

2021 to 2022, the number of students ages three to 21 who received special education services under the Individuals with Disabilities Education Act (IDEA) was 7.3 million, or 15% of all public school students. IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses, and other healthcare professionals while at school.

Macro Drivers of Demand. The aging U.S. population is creating many challenges regarding elderly healthcare. By 2030, one out of every five U.S. citizens will be of retirement age. Every baby boomer will be 65 or older and the oldest close to 85. The U.S. Department of Health and Human Services estimates that a person turning 65 today has a 70% chance of requiring long-term care services at some point. As the massive baby boomer generation ages, demand for nursing facilities will continue to climb. According to a survey by the American Health Care Association and National Center for Assisted Living, 87% of nursing homes deal with moderate to high staffing shortages, and 61% limit new admissions due to workforce issues.

As an alternative to address these challenges, PACE, a Medicare/Medicaid at-home care program, was created for older adults and people over age 55 living with disabilities. This program provides community-based care and services to people who otherwise would need nursing home levels of care. An Aging in Place study showed that 70% of respondents preferred to age at home. The focus of every PACE organization is to help individuals live in the community for as long as possible. To meet this goal, these organizations focus on preventive care. According to the National PACE Association (NPA), seniors over the age of 65 represent 83% of its members, and 17% of its members are between the ages of 55 and 64. Although all people enrolled in this program are eligible for nursing home care, less than 5% live in nursing homes. On average, states pay PACE programs 12% less than the cost of caring for a comparable population through other Medicaid services, including nursing homes.

Competition

As one of the largest providers of workforce solutions and healthcare staffing in the U.S., Cross Country operates on a national, regional, and local basis in a highly competitive industry for both healthcare customers and healthcare professionals. In general, we compete against other national companies, as well as numerous smaller, regional, and local companies.

The principal competitive factors in attracting, retaining, and expanding business with healthcare customers nationally include: (i) understanding the customer’s environment; (ii) offering a comprehensive suite of services to assist in assessing personnel needs; (iii) partnering with customers to design various customizable alternative solutions; (iv) timely filling of customers’ needs; (v) price; (vi) customer service; (vii) quality assurance and screening capabilities; (viii) risk management policies; (ix) insurance coverage; and (x) general industry reputation.

Through our breadth of and expertise in value-added workforce solutions and tech-enabled services, we have the ability to meet a national shift towards a more integrated delivery of healthcare, which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. In today’s environment, healthcare systems that experienced major cost pressures throughout the COVID-19 pandemic are seeking alternatives to lower costs, with a trend towards vendor neutral and tech-enabled platforms. Our new technology solutions, such as Intellify®, will help our customers better manage their spend. By offering travel, per diem, and permanent placement of a variety of healthcare professionals, we are able to present many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities.

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

From a candidate attraction standpoint, we have an extensive customer base with hospitals, healthcare facilities, and other healthcare providers throughout the U.S. As a result, we have a diverse portfolio of assignments for healthcare professionals to choose from. Healthcare professionals apply with us through our differentiated nursing, locum tenens, and allied healthcare recruitment brands. We believe our access to such a large and diverse group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions in the current marketplace. Our applicant tracking system for our travel nurse and allied professionals business provides a world-class candidate experience. Our self-service candidate portal, XperienceTM, provides travel and allied professionals with real-time matching to open positions.

Staffing Industry Analysts recognized us as a leading healthcare staffing firm in the U.S., with 4% market share in 2022. We rank as one of the largest firms in travel nurse staffing, per diem nurse staffing, allied healthcare staffing, and locum tenens. Some of our traditional competitors in the workforce solutions, healthcare staffing, and search businesses include: AMN Healthcare Services, CHG Healthcare Services, Jackson Healthcare, Aya Healthcare, Maxim Healthcare Staffing, ProLink Staffing, Ingenovis Health, and Medical Solutions. In recent years, several technology-enabled companies have entered the market, though at present we believe the current scale is limited.

Seasonality

The number of healthcare professionals on assignment with us is subject to seasonal fluctuations which may impact quarterly revenue and earnings. Hospital patient census and staffing needs of hospital and healthcare facilities may fluctuate, for example, during flu season. This seasonality of revenue and earnings may vary due to a variety of factors and the results of any one quarter are not necessarily indicative of the results to be expected for any other quarter or for any year.

Certifications

The staffing businesses of our brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. The Joint Commission is the recognized global leader for healthcare accreditation. Certification promotes a culture of excellence across the organization and is recognized nationwide as a symbol of quality that reflects an organization’s commitment to meeting certain performance standards. In addition, Credent Verification and Licensing Services, our physician credentialing entity and an affiliate of Medical Doctor Associates, is certified by the NCQA.

Regulations
Our business is subject to regulations by numerous governmental authorities in the jurisdictions in which we operate throughout the U.S. Complex federal and state laws and regulations govern, among other things, the licensure of professionals, the payment of our employees (e.g., wage and hour laws, employment taxes, and income tax withholdings), state licensing and reporting requirements, privacy, and our general operations, which may be amended from time to time. Future federal and state legislation or interpretations thereof may require us to change our business practices. Compliance with all of these applicable rules and regulations requires a significant amount of resources. We endeavor to be in compliance with all such rules and regulations.

Corporate Social Responsibility (CSR)

The Board of Directors (Board) regularly meets with management to discuss CSR-related topics.

CSR Overview - 2023 Highlights:

•We remain steadfast in our commitment to accelerate employability and access to career growth, continue to be a preferred employer, partner with our customers, and drive positive social impacts.
•Our approach is informed by topics assessed as critical to the business by internal and external stakeholders such as, but not limited to, strong corporate governance, risk oversight and management, business ethics, talent attraction and retention, career development, training and education, safety, health and wellness, technology innovation, and access to quality healthcare.
•Our Board has full responsibility for risk oversight, which occurs at the full Board level and at committees assigned critical risks. The CEO and executive leadership are responsible for alignment of CSR commitments and business strategy. Senior management outlines programs and assigns resources to support CSR commitments and mitigate risk. Executive leadership reports to and consults with both the Board and Board committees regularly to assess CSR risks and program performance.
•We aim to accelerate employability and continue to be a preferred employer for candidates by connecting them to positions that are meaningful and conducive to career growth through our XperienceTM technology. We continue to support healthcare professionals’ needs through a 24/7 hotline, specialized teams, and education and training tuition discount opportunities.
•We are committed to supporting our communities through several charities. We remain a loyal supporter of the American Red Cross, Leukemia and Lymphoma Society, Breast Cancer Research Foundation, Random Acts of Flowers, Alzheimer’s Association, Palm Beach County School Board, and Spirit of Giving Holiday Gift Drive, among others. We also partner with the American Rivers Conservation and provide scholarships to the American Black Nurses Association.

•In 2023, Employee Resource Groups (e.g., LGBTQIA+ & Allies, Green Group, Parents & Caregivers) have offered insights and support to their members and promoted meaningful advances, such as the expansion of parental leave benefits.
•We successfully maintained the Company’s diversity of corporate employees, including 77% women and more than 40% individuals from underrepresented communities, as described further below under “Human Capital Management.”

Health Equity. Our locum tenens line of business, Cross Country Locums, has been certified by the NCQA, the leader in healthcare accreditation, since 2001. We are the first publicly traded staffing firm to obtain The Joint Commission Certification, which we still hold with a Letter of Distinction. In 2023, we were once again certified by The Joint Commission with no deficiencies. Cross Country Healthcare was named to ClearlyRated’s 2023 Inaugural Best Staffing Firms for Women, and is Certified™ by Great Place to Work®. For four consecutive years, we have received the Top Workplaces USA award from Energage. We have recently been recognized with a Best Company Culture Award™ and Best Company for Diversity Award™, among others, from Comparably, and were named in the 2024 Best Companies to Work For on U.S. News & World Report’s inaugural list. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall CSR program, closely aligned with its core values to create a better future for its people, communities, and its stockholders.

Corporate Governance. We believe a framework that supports integrity and high ethical standards is key to the long-term success of our business. This framework is the foundation of trust with employees, customers and vendors and is of the utmost importance in all that we do. The Board oversees the Company’s enterprise risk management function to help ensure that communication among the Board, its committees and management on risk, strategic, ESG, cybersecurity, and other matters is open, continuous, and robust.

We believe that corporate governance begins with having the right skillsets and knowledge to oversee the business and manage risks. With this in mind, Board refreshment and identifying the right expertise to support our strategic initiatives are key. This is why in 2022 and the early part of 2023, we refreshed our Board membership with two directors who bring new perspectives, diversity of background and experiences, and knowledge to our Board. At this time, three of our board members self-identify as ethnically diverse, two identify as female, and three of the eight board members were appointed within the last two years.

Human Capital Management
As of December 31, 2023, we had approximately 2,300 corporate employees. During 2023, we employed an average of 10,831 full-time equivalent field employees in Nurse and Allied Staffing, which does not include our Physician Staffing independent contractors.

Our objective is to provide a clean, safe, and healthy workplace for our employees and to help preserve the environment of the communities we serve by monitoring and mitigating any undesired effect of our business activities on the environment. We’ve embraced an ongoing effort aimed at reducing our use of finite resources, including our paper shredding and recycling programs.

Our goal is to provide work conditions that enable employees to thrive in an environment that is healthy and reduces hazards and health and safety issues, as well as raising awareness on health and safety risks related to our business activities. We believe this drives employee retention and performance, thus allowing us to retain a healthy productive team. As part of our health and safety program, we partner with employees to help them maintain both their physical and mental welfare by providing education on health topics, facilitating complementary health screenings, and offering resources that include a confidential support line. Our culture is infused with a growth mindset that encourages employee internal progression and retention through an array of learning and coaching resources. Employees are held to the ethics standards set forth in our Code of Ethics policy, which also applies to vendors and suppliers. We aim to foster a sound, respectful, fair, and inclusive workplace and condemn all forms of unlawful and inappropriate conduct, such as violence, discrimination, intimidation, harassment, and any behavior that creates a hostile or coercive work environment. In 2023, Cross Country Healthcare was awarded Newsweek Magazine’s Most Loved Workplace® certification and in 2022 was recognized with a Best Companies for Happiness Award™ from Comparably.

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

Diversity, Equality, and Inclusion. We are committed to maintaining a workplace that respects everyone’s race, gender, sexual orientation, and physical abilities, as well as diversity of thought. We believe varying perspectives and backgrounds are the only means of solving complex and challenging business and social issues. As of December 31, 2023, our corporate workforce self-identified as 77% women and 23% men, and 58% white and 42% non-white. In 2023, our executive and clinical leadership teams were comprised of 33% self-identified women.

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

Health and Wellness. We are committed to the physical and mental health and well-being of our employees. Among other things, we are primarily a remote workforce. We also provide free biometric healthcare screenings, a 24/7 hotline for healthcare workers who are experiencing emotional stress, and incentives to employees who achieve specific fitness goals through our “Burnalong” wellness challenge. Our wellness activity calendar features weekly and monthly events and educational sessions to help employees reach and maintain their health and wellness goals. Monthly well-being newsletters focus on physical, mental, and financial wellness topics of interest. We also mark one or more health observances every month, such as heart health, high blood pressure awareness, men’s health, children’s dental health, and more, which provide additional resources for employees to educate themselves and their families. We believe the health and well-being of our employees has a direct impact on the quality of the services they deliver, and we continue to support them through providing the Compassion Fund for corporate employees suffering financial hardships, offering a paid volunteer day off for corporate employees to serve our communities, providing a psychologist and group therapy as needed, and providing a SaaS-based platform to all of our employees, and up to four family members, for free so they can stay connected through a universe of classes (e.g., yoga, language, psychology, and many others).

Talent Development. Our mission regarding talent management and development is to support organizational results and success by employing strategies to attract, engage, develop, and retain employees, and to partner with our leaders to nurture and grow leadership talent. These investments include providing clear insight into employee performance, creating career paths, promoting from within whenever possible, maintaining open communication, and offering professional development opportunities. We employ Dayforce, a human resources system which features a fully interactive learning management module, where employees can access professional development resources, such as skills training courses. We offer Career Pathing, a system that allows employees to create a path to help guide their career development and growth within the Company. We partner with Strayer University, Excelsior University, and Capella University to provide our employees with access to flexible degree programs at a discounted cost. In 2023, we launched an enterprise mentorship program and a new career pathing program called Cross Country University. Through our annual Innovation Challenge, employees voice original ideas to improve our operations with the chance to win a monetary award. We have also embraced the Nursing Now pledge by reinforcing investment in the workforce, continuing to promote nurses to management roles, and providing guidance and support on best nursing practices through our dedicated clinical team. Nursing Now is a global campaign aimed at improving health by raising the status and profile of nursing.

Community and Social Impact. We participate in numerous events with a variety of non-profit organizations. Our mission to deliver quality patient care extends to our community and we are committed to action that fosters positive impact in our community and around the U.S. Our human resources department develops and implements programs to help our employees realize their potential through volunteering and supporting our communities. Employees are able to take paid time off to perform volunteer activities, and are able to donate to certain charities directly from their pay, either as a one-time or ongoing donation.

Additional Information
Financial reports and filings with the SEC, including this Annual Report on Form 10-K, are available free of charge as soon as reasonably practicable after filing such material with, or furnishing it to, the SEC, on or through our corporate website at www.crosscountry.com. References to websites contained in this Annual Report on Form 10-K are intended to be inactive textual references only. The information found on our website is not part of this Annual Report on Form 10-K or any other report we file with or furnish to the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Business, Economic, and Industry Risks

Our operations and financial results may be affected by pandemics, epidemics, or other public health crises.
During a pandemic, epidemic, or other public health crisis, certain of our healthcare professionals may be exposed to disease, diagnosed with an illness and/or quarantined as a result of illness. Healthcare workers can become burned out from the emotional and physical stress of a prolonged pandemic, as occurred during the COVID-19 pandemic, which may result in shortage of supply if core staff members leave their jobs. If, as a result of such risks, our healthcare professionals do not want to, or are not able to provide services, it could negatively impact our supply and ability to provide staffing services to our customers. In addition, census at healthcare facilities continues to vary for many reasons. All of these effects can result in reduced demand for our services or the cancellation of our healthcare professionals working at those facilities or under contract to provide services at those facilities in the future. These effects may also create specific demand in certain specialties and in specific regions of the country.

The financial impact to our healthcare customers from any pandemic, epidemic, outbreak of an infectious disease or other public health crisis may also impact their ability to pay for our services timely or altogether, including invoices for services provided prior to such an event that were in process. Such a failure to pay for our services timely or altogether would have an impact on our collections, resulting in a negative financial impact on our Company.
Global economic conditions and the effect of economic pressures could lead to decreases in demand or pricing for our services, which would adversely affect the profitability of our business.
Uncertainties in global economic conditions that are beyond our control, such as the impact of the COVID-19 pandemic, have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition, and stock price. These adverse economic conditions include economic downturns, inflation, recession, slow recovery or growth, new or increased tariffs and other taxes, changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, such as the ongoing military conflict between Russia and Ukraine and the war between Israel and Hamas, foreign currency exchange rate fluctuations, conditions affecting the market for temporary staffing services, and other unexpected events, including public health crises.

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
Patient delivery settings continue to evolve, including potential changes related to artificial intelligence, giving rise to alternative modes of healthcare delivery, such as retail medicine, telemedicine, and home health. Our success is dependent upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs, including making modifications to our technologies and evolving our technology platform, which may differentiate our services and abilities from those of our competitors. The markets in which we compete are highly competitive and our competitors may respond more quickly to new or emerging customer needs and marketplace conditions. Uncertainty regarding or changes to federal healthcare law and the willingness of our hospital, healthcare facilities and physician group customers to develop their own temporary staffing pools, replace core staff who have resigned or retired, or to increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop, and retain customers. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, hire permanent replacements to replace core staff, and create organizations capable of managing population health, demand for our services could decrease. The staffing industry has experienced a marked decline in revenue in the post-COVID era in light of shifting customer needs.

The development of new service lines and business models using advanced technology solutions requires us to be at the forefront of emerging trends in the healthcare industry. We may face challenges competing in the marketplace if we are unable to quickly adapt our business model and successfully implement innovative services and solutions to address these changes.

Market disruptions or downturns may adversely affect our, or our customer’s, operating results and financial condition.

Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to us and to our customers and businesses generally. Conditions in the credit markets and the economy generally could adversely impact our business and limit or prohibit us from refinancing our credit agreements on terms favorable to us or at all when they become due. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our and our customers’ ability to tap into debt and/or equity markets to continue ongoing operations, have access to cash, and/or pay debts as they come due. Although we monitor our credit risks to specific customers that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee.
We are subject to business and regulatory risks associated with international operations.
We have international operations in India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. Infotech provides in-house information systems development and support services, as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: (i) fluctuations in currency exchange rates; (ii) changes in regulations; (iii) varying economic and political conditions; (iv) overlapping or differing tax structures; and (v) regulations (pertaining to, among other things, compensation and benefits, vacation, and the termination of employment). Our inability to effectively manage our international operations or our violation of any regulation could result in increased costs and adversely affect our results of operations.
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
Our arrangements with hospitals, healthcare facilities, and physician group customers are generally terminable by the customer upon 30 to 90 days’ notice. During the COVID-19 pandemic, we believe many hospitals and healthcare systems did not issue request for proposal (RFP)s for temporary staffing agency services because they did not have the time or resources to conduct such a process. More recently, hospitals and healthcare systems are focused on cost-saving measures and the number of RFPs appears to have increased. As a result, we may lose customers if our customers issue RFPs for temporary staffing agency services and choose to contract with one of our competitors instead of us. We may have fixed costs, such as housing costs, associated with terminated arrangements that we will be obligated to pay post-termination, thus negatively impacting our profitability. In addition, the loss of one or more of our large customers could materially and adversely affect our profitability.

If our healthcare facility customers increase the use of intermediary organizations, it could impact our profitability and our ability to secure contracts with customers.
We continue to see our customers use intermediary organizations and an increase in the use of side-by-side managed service providers. Intermediaries typically enter into contracts with hospitals or health systems and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our customers. Each of these intermediaries charges an administrative fee. In instances where we do not win new MSP opportunities or where other vendors win this MSP, a side-by-side MSP opportunity, or vendor management system (VMS) business with our current customers, the number of professionals we have on assignment at those customers and/or our spend under management could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide to these customers which are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If hospitals fail to pay the intermediaries for our services or those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP and other workforce solutions directly to certain of our customers. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability, and reduced margins.
Our costs of providing services may rise faster than we are able to adjust our bill rates and pay rates and, as a result, our margins could decline and our profitability could be adversely impacted.
Costs of providing our services could change more quickly than we are able to renegotiate bill rates in our active contracts and pay rates with our thousands of healthcare professionals. For example, we offer housing subsidies to some of our healthcare professionals or directly provide housing to other healthcare professionals. The cost of subsidizing housing or renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance, could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance, health insurance, and workers’ compensation insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our customers or renegotiate pay rates with our healthcare providers.
Operational Risks
We are dependent on the proper functioning of our information systems and applications hosted by our vendors, and our inability to implement new technology systems and infrastructure could cause disruptions to our ability to operate effectively.
We are dependent on the proper functioning of information systems used to operate our business, including those applications hosted by our vendors. Critical information systems used in daily operations identify and match staffing resources and customer assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. These systems are subject to certain risks, including technological obsolescence. We continue to evaluate the technology platforms of our businesses, and have successfully replaced the legacy nurse and allied applicant tracking system, which accounts for a significant portion of our business. If our proprietary systems of SaaS applications fail, are not successfully implemented, or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain, or further develop or update, we could experience business interruptions or delays that could materially and adversely affect our business and financial results.
In addition, our information systems are protected through a secure hosting facility and additional backup remote processing capabilities also exist in the event our primary systems fail or are not accessible. However, our business is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events which may prevent personnel from gaining access to systems necessary to perform their tasks in an automated fashion. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to, among other things, maintain billing and clinical records reliably, bill for services efficiently, and maintain our accounting and financial reporting accurately.
Company and third-party computer, technology and communications hardware and software systems are vulnerable to damage, unauthorized access, and disruption that could expose the Company to material operational, financial, and reputational damage (including the unauthorized access to, or exposure of, personal and confidential information).
The Company’s ability to manage its operations in both the U.S. and India through the use of key systems successfully is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer, technology and communications systems, some of which are managed by third-party vendors. The Company’s primary systems (and, as a result, its operations) are vulnerable to damage or interruption from power outages, computer, technology and telecommunications failures, computer viruses, security breaches, catastrophic events, and errors in usage by the Company’s or its vendors’ employees and contractors. In addition, the Company’s systems contain personal and confidential information, including information of importance to the Company, and its employees, vendors, contractors, and customers.

Cyberattacks, including attacks motivated by the desire for monetary gain, geopolitics, grievances against the business services industry in general or against the Company in particular, may disable or damage its systems or the systems of its vendors or customers, or allow unauthorized access to, or exposure of, personal or confidential information, including information about employees, vendors, candidates, contractors and customers. The Company’s security tools, controls and practices, including those relating to identity and access management, credential strength, and the security tools, controls and practices of its vendors and customers, may not prevent access, damage or disruption to Company or third-party systems or the unauthorized access to, or exposure of, personal or confidential information. There are many approaches through which such systems could be damaged or disrupted, or information exposed or accessed, including through system vulnerabilities, improperly obtaining and using user credentials, or the misuse of authorized user access.

In 2020, the Company transitioned its employee population to a remote work environment in an effort to mitigate the spread of COVID-19. This transition to remote working has also increased the Company’s exposure to risks related to the Company’s computer and communications hardware and software systems and exacerbated certain related risks, including risks of phishing and other cybersecurity attacks.

The damage or disruption to Company or third-party systems, or unauthorized access to, or exposure of, personal or confidential information, could harm the Company’s operations, reputation and brand, resulting in a loss of business or revenue. It could also subject the Company to government sanctions, litigation from candidates, contractors, customers, and employees, and legal liability under its contracts, resulting in increased costs or loss of revenue. The Company may also incur additional expenses, such as the cost of remediating incidents or improving security measures, the cost of identifying and retaining replacement vendors, increased costs of insurance, or ransomware payments.

Cybersecurity threats continue to increase in frequency and sophistication, thereby increasing the difficulty of detecting and defending against them. Furthermore, the potential risk of security breaches and cyberattacks may increase as the Company introduces new service offerings. Any future events impacting the Company or its third-party vendors that damages or interrupts the Company's or its third-party vendors’ systems or exposes data or other confidential information could have a material adverse effect on our operations, reputation, and financial results.

Changes in data privacy and protection laws and regulations in respect of control of personal information (and the failure to comply with such laws and regulations) could increase the Company’s costs or otherwise adversely impact its operations, financial results, and reputation.

In the ordinary course of business, the Company collects, uses, and retains personal information from its customers, employees, employment candidates, and contractors, including, without limitation, full names, government-issued identification numbers, addresses, birthdates, and payroll-related information. The possession and use of personal information in conducting the Company’s business subjects it to a variety of complex and evolving laws and regulations regarding data privacy, which, in many cases, apply not only to third-party transfers, but also to transfers of information among the Company and its subsidiaries.

For example, there has been a number of recently enacted state-level privacy regulations that assign specific rights to consumers, employees, and other data subjects, and imposes specific operational requirements for businesses that collect, process, and store personal information. Complying with these enhanced obligations, state-level privacy regulations (such as the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA)) and other current and future laws and regulations relating to data transfer, residency, privacy and protection has increased, and continue to increase the Company’s operating costs and require significant management time and attention. Simultaneously, any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, consumer actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations, financial results and reputation.

Social, ethical, and security issues relating to the use of artificial intelligence (AI) may result in reputational harm and liability.

Many of our business operations and support activities are performed by a predominantly remote workforce. Should any of these employees utilize non-approved AI, this could result in reputational harm to the Company and have an adverse effect on its operations. In addition, we may incorporate traditional and generative AI solutions into our information systems and products which may become important in our operations over time. The ever-increasing use and evolution of technology, including AI, creates opportunities for the potential loss or misuse of personal data that we collected or used to run our business. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate advancements into our AI initiatives. The rapid evolution of AI, including potential government regulations, will require significant resources to develop, test and maintain our platforms to help us implement AI responsibly. This may result in significantly increased business and security costs, administrative penalties, or costs related to defending legal claims.

We may be unable to recruit and retain enough quality healthcare professionals to meet our customers’ demands.
We rely significantly on our ability to attract, develop, and retain healthcare professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our healthcare customers. We compete for healthcare staffing personnel with other temporary healthcare staffing companies, as well as actual and potential customers such as healthcare facilities and physician groups, some of which seek to fill positions with either permanent or temporary employees. We rely on word-of-mouth referrals, as well as social and digital media, to attract qualified healthcare professionals. If our social and digital media strategy is not successful, our ability to attract qualified healthcare professionals could be negatively impacted.
In addition, with a shortage of certain qualified healthcare professionals in many areas of the United States, competition for these professionals remains intense. Our ability to recruit and retain healthcare professionals depends on our ability to, among other things, offer assignments that are attractive to healthcare professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce healthcare professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified healthcare professionals. If we raise wages or increase benefits in response to our competitors’ increases, our customers and our margins could decline. At this time, we still do not have enough nurses, allied professionals, and physicians to meet all of our customers’ demands for these staffing services. This shortage of healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.
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
If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. In the event we are not entirely effective at recruiting and retaining qualified management, nurses, and other medical support personnel, or in controlling labor costs, this could have an adverse effect on our results of operations.
We are dependent on third parties for the execution of certain critical functions.
We have outsourced certain critical applications or business processes to external providers, including, but not limited to, background screenings of our employees. We exercise care in the selection and oversight of these providers. However, the failure or inability of one or more of these critical suppliers to perform could cause significant disruptions and increased costs to our business. In addition, we rely on third-party timekeeping systems in certain circumstances to process payroll. To the extent that these payroll systems experience a disruption or delay in reporting time worked by our healthcare professionals, we may not be able to make payroll to our healthcare workers timely. This could result in significant dissatisfaction by our healthcare workers and damage to our reputation, in addition to violations of certain laws or regulations. We have a risk mitigation plan in place in the event this were to occur, but the inability to effectively implement this plan, or its failure, could cause an adverse impact to our business and our financials.

As the use of social media platforms expands, new risks and challenges may cause damage to our brand and reputation.
In our industry, the use of social media platforms has increased due to the ability to access to a broad audience through social media websites and other internet communication. Any inappropriate or unauthorized use of certain social media vehicles by our employees, contractors, customers, or vendors could cause damage to our brand, or result in information leakage that could have legal implications, including the dissemination of personally identifiable information of customers or employees. In addition, inaccurate posts or comments on social media websites could damage our reputation or brand image.
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

The strength of our reputation may also depend on the success of our corporate social responsibility (“CSR”) and sustainability initiatives, which require company-wide coordination and alignment. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR and sustainability disclosures in these areas, make commitments, set targets or establish additional goals, and take actions to meet such targets and goals. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to CSR or ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable CSR or ESG ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital.

All of the foregoing could expose us to market, operational, and execution costs or risks. Any CSR or sustainability metrics that we currently or may in the future disclose, whether based on the standards we set for ourselves or those set by others, may influence our reputation and the value of our brands. There is also increased focus, including by investors, customers, and other stakeholders, on CSR and other sustainability matters, including the use of energy and waste. Our reputation could be damaged if we do not, or are perceived to not, act responsibly with respect to sustainability matters, which could also have a material adverse effect on our business, results of operations, financial position, and cash flows.

Legal, Tax, and Regulatory Risks
The healthcare industry is highly regulated. Any material changes in the political, economic, or regulatory environment that affect the purchasing policies, practices, and operations of healthcare organizations, or that lead to consolidation in the healthcare industry, could reduce the funds available to purchase our services or otherwise require us to modify our offerings.
We provide our services to hospitals and health systems which pay us directly. Accordingly, Medicare, Medicaid, and insurance reimbursement policy changes generally do not directly impact us. However, indirectly, our business, financial condition, and results of operations depend upon conditions affecting the healthcare industry generally, and hospitals and health systems particularly. The healthcare industry is highly regulated by federal and state authorities and is subject to changing political, economic, and regulatory influences. Factors such as changes in reimbursement policies for healthcare expenses, consolidation in the healthcare industry, regulation, litigation, and general economic conditions could affect the purchasing practices, operations and financial health of our customers, which could have a negative impact on our business. In addition, application and interpretation of laws sometimes change and those changes may spark regulatory inquiries or investigations as a result, for which we may not be insured and which could adversely affect our business and financial condition. Insurance companies and managed care organizations also seek to control costs by requiring healthcare providers, such as hospitals, to discount their services in exchange for exclusive or preferred participation in their benefit plans. While not affecting us directly, future federal and state legislation or evolving commercial reimbursement trends may further reduce or change conditions for our customers’ reimbursement. Such limitations on reimbursement could reduce our customers’ cash flows, hampering the prices we can charge customers, and reducing their ability to pay us. Reimbursement changes in government programs, particularly Medicare and Medicaid, can and do indirectly affect the demand and the prices paid for our services. The impact of any legislation to repeal, amend, or replace the Affordable Care Act could also adversely affect our business and financial condition.

We operate our business in a regulated industry and modifications, inaccurate interpretations, or violations of any applicable statutory or regulatory requirements may result in material costs or penalties, as well as litigation, and could reduce our revenue and earnings per share.
Our industry is subject to many complex federal, state, local, and international laws and regulations related to, among other things, the licensure of professionals, medical malpractice claims and related indemnity claims, the payment of our field employees (e.g., wage and hour laws, employment taxes, arbitration agreements, and income tax withholdings), expense reimbursements, wage transparency, and the operations of our business generally (e.g., federal, state, and local tax laws). If we do not comply with the laws and regulations that are applicable to our business, we could incur civil and/or criminal penalties or become subject to litigation or equitable remedies. We maintain insurance coverage for employment claims; however, it may not cover all claims against us or continue to be available to us at a reasonable cost. If our insurance does not cover the particular claim or if we are unable to pay our self-insured retention portion, pay any uninsured portion, or maintain adequate insurance coverage, we may be exposed to substantial liabilities that would materially impact our business and financial performance.

We are subject to various litigation, claims, investigations, and other proceedings which could result in substantial judgments, settlement costs, or uninsured liabilities.
We are party to various litigation, claims, investigations, and other proceedings. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll and/or related practices. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Additionally, as a result of the economy and changes to the law, increased collective bargaining actions, healthcare professionals no longer being able to secure the same level of income as they did during the COVID-19 pandemic, and other factors, the number of litigation claims have increased. Based on assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant amount of management judgment. Based on the new information considered in our reviews, we adjust our disclosures and our loss contingency accruals, which may increase as a result of increased litigation claims. We may not have sufficient insurance to cover these risks. Actual outcomes or losses may differ materially from those estimated by our current assessments, which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results.

In recent years, healthcare providers and the Company have become subject to an increasing number of legal actions alleging, among other things, malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, negligent credentialing, discrimination, or related legal theories. We may be subject to liability in such cases even if our Company’s contribution to the alleged injury was minimal or related to one of our subcontractors or its employees. Many of these actions, including class actions, involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals that we place on assignment. In most instances, we are required to indemnify customers against some or all of these risks, and the law may consider the Company and its customers to be joint employers, adding further complexities to litigation. A failure of any of our corporate employees or healthcare professionals to observe our policies and guidelines, relevant customer policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, or other damages.

To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance, employment practices liability insurance, and general liability insurance coverage with terms and in amounts with deductibles that we believe are appropriate for our operations, although we do not maintain insurance coverage for wage and hour claims. We are partially self-insured for our workers’ compensation coverage, health insurance coverage, and professional liability coverage for our healthcare providers. If we become subject to substantial uninsured workers’ compensation, wage and hour claims, medical coverage, or medical malpractice liabilities, whether directly or indirectly, our financial results may be adversely affected. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to pay our self-insured retention portion, pay any uninsured portion, or maintain adequate insurance coverage, we may be exposed to substantial liabilities.

If applicable government regulations change, we may face increased costs that reduce our revenue and profitability.
The temporary healthcare staffing industry is regulated in many states. For example, in some states, firms such as our nurse staffing companies must be registered to establish and advertise as a nurse-staffing agency or must qualify for an exemption from registration in those states. Several states have adopted wage transparency or equity laws that have complex reporting requirements. If we were to lose any required state licenses, we could be required to cease operating in those states. The introduction of new regulatory provisions could also substantially raise the costs associated with hiring temporary employees. For example, some states could impose sales taxes or increase sales tax rates on temporary healthcare staffing services. These increased costs may not be able to be passed on to customers. In addition, if government regulations were implemented that limited the amount we could charge for our services, our profitability could be adversely affected. We continuously monitor changes in regulations and legislation for potential impacts on our business.
We could suffer adverse tax and other financial consequences if taxing authorities do not agree with our tax positions, if there are further legislative tax changes, or if we are unable to utilize our net operating losses (NOLs).
We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have deferred tax assets related to our net operating losses (NOLs) in state taxing jurisdictions, which, generally, for state tax purposes, carry forward for up to twenty years or indefinitely, depending on the year the NOL was generated. Tax years generally remain subject to examination until three years after NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but we may not be successful if challenged by a taxing authority. If there are tax benefits, including, but not limited to, the use of NOLs, expense reimbursements, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes, interest, and penalties, or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations, and financial condition.
Lastly, we may be limited in our ability to utilize our remaining state NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. Our ability to utilize our NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our state NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize our state NOLs, we could be required to record additional valuation allowances. We review the valuation allowances for our state NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our state NOLs. If we are unable to use our state NOLs or use of our state NOLs is limited, we may have to make significant payments or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations, and financial condition.
If certain of our healthcare professionals are reclassified from independent contractors to employees, our profitability could be materially adversely impacted.
Federal or state taxing authorities could re-classify our locum tenens physicians, CRNAs, nurse practitioners, and other independent contractors as employees, despite both the general industry standard to treat them as independent contractors and many state laws prohibiting non-physician owned companies from employing physicians (e.g., the “corporate practice of medicine”). Other than in California and Illinois, where advanced practitioners are required to be classified as W-2 employees by law, if they were re-classified as employees, we would be subject to, among other things, employment and payroll-related tax claims, as well as any applicable penalties and interest. Any such reclassification would have a material adverse impact on our business model for that business segment and would negatively impact our profitability.
If the method for paying locum tenens physicians changes, it could negatively impact our profitability.
The Medicare Access and CHIP Reauthorization Act of 2015 created a certain framework for rewarding physicians for providing higher quality care by establishing two tracks of payment: a merit-based incentive payment system and Advanced Alternative Payment Models. If hospitals change the method for paying locum tenens physicians to meet their performance goals or other criteria for Medicaid or Medicare reimbursements, the profitability of our business could be adversely impacted.

Legislative or regulatory initiatives related to CSR and ESG matters could have a material adverse effect on our business.

New laws and regulations related to CSR or ESG matters, including potential disclosures with respect to greenhouse gas emissions, have been issued and new proposals may be adopted, which could require us to undertake costly initiatives or operational changes. Non-compliance with these emerging rules or standards, or a failure to address regulator, stakeholder, and societal expectations, may result in potential cost increases, litigation, fines, penalties, reputational damage, loss of customers and vendors, or failure to retain and attract talent. Managing compliance and implementing ESG goals and initiatives involves risks and uncertainties, including increased costs. Any failure, or perceived failure, to manage ESG risks, adhere to public statements, comply with federal, state, or international ESG laws and regulations, or meet evolving and varied stakeholder expectations could result in legal and regulatory proceedings against us and materially adversely affect our business.

Risks Relating to Our Indebtedness

We could have a level of indebtedness which may have an adverse effect on our business or limit our ability to take advantage of business, strategic, or financing opportunities.
As of December 31, 2023, we had no borrowings under our Asset-Based Loan Agreement (ABL). A change in our level of indebtedness could have important negative consequences including: (i) increased demands on our cash resources to service the debt; (ii) our financial and operating flexibility may be restricted due to debt covenants to which we are subject, and our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (iii) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage, and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

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
We could fail to generate sufficient cash to fund our liquidity needs and/or fail to satisfy the financial and other covenants to which we are subject under our existing indebtedness, which could adversely affect long term growth and results of operations.
We currently have sufficient liquidity to operate our business in the normal course. If, however, we were to close an acquisition or enter into a similar type of transaction, our liquidity needs may exceed our current capacity. Our credit facility currently contains an occurrence-based financial covenant that may be triggered if we fall below a certain level of excess availability, requiring us to operate above a minimum fixed charge coverage ratio. Additionally, our borrowing capacity is based on trade receivables and we could have a loss in availability due to market or other financial conditions affecting our customers and their ability to pay according to terms, resulting in ineligible receivables (to borrow against). Deterioration in our operating results could result in our inability to comply with this covenant and would result in a default under our credit facility. If an event of default exists, our lenders could call the indebtedness and we may be unable to renegotiate or secure other financing.
General Business Risks
We may face difficulties integrating our acquisitions into our operations and our acquisitions may be unsuccessful, involve significant cash expenditures, or expose us to unforeseen liabilities.

We continually evaluate opportunities to acquire companies that would complement or enhance our business. These acquisition opportunities involve numerous risks, including potential loss of key employees or customers of acquired companies; difficulties integrating acquired personnel and distinct cultures into our business; difficulties integrating acquired companies into our operating, financial planning, and financial reporting systems; diversion of management attention from existing operations; and assumptions of liabilities and exposure to unforeseen liabilities of acquired companies, including liabilities for their failure to comply with healthcare and tax regulations. These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

Notwithstanding the due diligence investigation we perform in connection with acquisitions, the acquired business may have liabilities, losses, or other exposures for which we do not have adequate insurance coverage, indemnification, or other protection.

While we perform significant due diligence prior to signing purchase agreements, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by the sellers and their representatives when conducting due diligence and evaluating the results of such due diligence. We do not control and may be unaware of activities of the sellers before the acquisition, including intellectual property disputes and other litigation or disputes, information security vulnerabilities, violations of laws, policies, rules, and regulations, commercial disputes, tax liabilities, and other liabilities.

The sellers’ obligations to indemnify us is limited to, among others, breaches of specified representations and warranties and covenants included in the purchase agreement and other specific indemnities as set forth in the purchase agreement. In the event of a breach of a representation or warranty, other than a core representation (as defined in the purchase agreement), sellers’ obligation to indemnify us may be limited to the time frame in which the loss arises and the amount of the loss. If any issues arise post-closing, we may not be entitled to, or be able to, collect sufficient, or any, indemnification or recourse from the sellers, which could have a material adverse impact on our business and results of operations.

Losses caused by natural disasters, such as hurricanes and fires, the physical effects of climate change, or other unexpected events, could cause us to suffer material financial losses.

Catastrophes can be caused by various events, including, but not limited to, hurricanes, fires, and other severe weather. The incidence and severity of catastrophes are inherently unpredictable. To the extent climate change causes changes in weather patterns, certain regions where we operate could experience increases in storm intensity, extreme temperatures, wildfires, rising sea-levels and/or drought. With our headquarters, shared services, and many of our remote workers located in South Florida, we are more vulnerable to possible disruptions from hurricanes and the impacts resulting therefrom, such as tornadoes, flooding, fuel shortages, and disruption of internet and telecommunications services. We also have a significant amount of business and employees in California, which is vulnerable to wildfires and earthquakes. Over time, these conditions could result in increases in our operating costs or business interruptions. The extent of losses from a catastrophe is a function of both the total amount of insured exposure and the severity of the event. We do not maintain business interruption insurance for these events. We could suffer material financial losses as a result of disruptions from hurricanes, fires, or other catastrophes, including unexpected events.

Locations operated by our vendors may also be subject to natural disasters or other extreme weather conditions. To the extent any of these events occur, our operations and financial results could be adversely affected.

Legislative or regulatory initiatives related to climate change could result in significant operational changes and expenditures and adversely affect our business, financial condition, and results of operations.

Changes in global temperatures, weather patterns, negative global climate change patterns, and increases in the frequency and severity of extreme weather and natural disasters in both the U.S. and India locations could have a negative effect on the Company’s business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases and could, in turn, have a material adverse effect on the Company’s business. Moreover, continuing political and social attention to climate change and environmental issues has resulted in both existing and pending disclosure requirements, international agreements and national, regional, and local legislation, regulatory measures, reporting obligations, and policy changes. There is increasing societal pressure in some of the areas where we operate to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures may require or could result in future legislation, regulatory measures, or policy changes that would require operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures.

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

Due to inherent limitations, our system of disclosure and internal controls and procedures may not be successful in preventing all errors and fraud, or in making all material information known in a timely manner to management.

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

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations, misstatements due to error or fraud may occur and not be detected.

Impairment in the value of our goodwill, trade names, or other intangible assets could negatively impact our net income and earnings per share.

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in business operations, changes in competition, or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us.
If provisions in our corporate documents and Delaware law delay or prevent a change in control, we may be unable to consummate a transaction that our stockholders consider favorable.
Our certificate of incorporation and by-laws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board of Directors to issue up to 10,000,000 shares of “blank check” preferred stock. Without stockholder approval, the Board of Directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Delaware law may also discourage, delay, or prevent someone from acquiring or merging with us.
Stock is issuable under our stock incentive plan and sales of this stock could cause our stock price to decline.

We have registered 3,000,000 shares of common stock for issuance under our 2020 Omnibus Incentive Plan. Shares of restricted stock outstanding as of February 14, 2024 were 538,098. In addition, a target of 413,836 performance stock award grants were outstanding as of February 14, 2024. See Note 14 - Stockholders’ Equity to our consolidated financial statements. Vested restricted stock and common stock issued under our awards is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We acknowledge the evolving nature of cyber threats to our business and industry. The Board oversees management’s processes for identifying and mitigating cybersecurity risks to help align our risk exposure with our strategic objectives. To that end, cybersecurity risk management is integrated into the Company's overall enterprise risk management function. The Company utilizes a combination of processes and systems designed to assess, monitor, and respond to organizational cybersecurity risks in an effective manner across our operations. The cybersecurity risk management program includes regular assessments, providing a holistic view of our risk posture; this contributes to the ongoing improvement of our process, cybersecurity program, and security position.

A.Governance

Understanding the importance of cybersecurity, the Board maintains oversight of the cybersecurity risks and threats within the organization. Specifically, Board has delegated authority to the Audit Committee to oversee risk management relating to cybersecurity. The Audit Committee is composed of members with various expertise including risk management, technology, and finance.

The Company’s information security program is managed by a dedicated Vice President (VP) of Security Compliance and Risk Management (VP of Security), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes, and who reports directly to the Chief Information Officer (CIO).

The Company’s Security and Privacy Steering Committee, which meets on a regular basis, also provides oversight of our security and privacy programs inclusive of defining the security strategy, reviewing risks and risk management strategies, and program performance. The committee (chaired by the VP of Security) comprises a broad selection of Senior Management leaders within the organization. This facilitates enterprise-wide collaboration in aligning cybersecurity objectives with organizational goals.

The VP of Security reports regularly to the CIO and the Security and Privacy Steering Committee. Further, the CIO provides regular reports to the Audit Committee and to the full Board. Reports include updates on our cyber risks and threats, projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape.

B.    Key Program Components

Standards Based Program
We use our best efforts to align our cybersecurity risk management with industry best practices, including processes to prevent, identify, assess, treat, monitor, and report on organizational risks. We design and assess our program utilizing tools such as the National Institute of Standards and Technology Cybersecurity Framework. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these tools as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. This covers Company owned and managed systems and technologies, along with those supplied to the organization by third parties.
Evolving Threats
The program utilizes various resources, inclusive of third-party partners, to support an awareness and understanding of evolving cybersecurity threats, allowing the organization to be actively engaged in understanding and staying abreast of risks, and thereby supporting informed decision-making.
Incident Response
Our strategy includes a formal Incident Response Plan, designed to help the organization prepare for, respond to, and recover from confirmed or suspected cybersecurity or privacy incidents. Further, it evaluates and validates the effectiveness of our incident response capabilities, and allows for improvements as needed.
Data Privacy
During the course of normal business operations, the Company collects, stores, and processes personal data. Being cognizant of the importance of protecting personal data and respecting the rights of individuals to have control over their personal information, the organization implements a data privacy program designed to comply with U.S. data privacy regulations and incorporates data privacy into its risk management program.
Training and Education
Our enterprise-wide awareness and training program is utilized to mitigate risks by educating users on their role in combating security breaches, following good security practices, and maintaining awareness of security risks associated with their actions. This program includes mandatory and optional activities inclusive of online training, presentations, newsletters, blog posts, and simulation exercises.
Use of Third Parties
Being cognizant of the complexity and dynamic nature of cybersecurity threats, the Company engages the services of various third-party experts, inclusive of Managed Security Service Providers, application and infrastructure cybersecurity assessors, consultants, and advisors. These engagements allow for the supplementing of our internal capabilities with specialized knowledge and expertise in the execution of cybersecurity strategic functions.
Third-Party Risks
Given that risks associated with third parties can adversely impact an organization’s overall security and risk posture, the Company implements a third-party risk management program to assess the security posture of third-party service providers. This includes security assessments prior to service engagement and ongoing monitoring.
Benchmarking
The Company understand that the effective management of cybersecurity risks requires continuous assessment and improvement. Security benchmarking is a critical component to assess how well our security investments and processes compare with internal and external standards and objectives.

C.     Management’s Role and Expertise

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks rests with the VP of Security, Compliance, and Risk Management, who has over 15 years of dedicated experience in the field of cybersecurity across multiple industries. Their background includes extensive experience in cybersecurity program development, leadership, and risk management, which is instrumental in the execution of our cybersecurity strategies. Some specific responsibilities include overseeing our governance and compliance, risk management (identification, assessments, and treatment), and security and privacy awareness programs.

The Company's Chief Information Officer (CIO) possesses a wealth of information technology expertise and has served in various technology leadership roles across multiple industries. They are responsible for all technology systems, services, and solutions. The cybersecurity function reports directly into the office of the CIO.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

As of December 31, 2023, we actively leased office space in 11 facilities located in 6 states throughout the United States. We also lease office space in a facility located in Pune, India, which houses certain software development and information technology support. In connection with the developments from COVID, we expedited our restructuring plans and either reduced or fully vacated more than 50 leased office spaces through the year ended December 31, 2021. See our remaining lease obligations as of December 31, 2023 in Note 9 - Leases to our consolidated financial statements. We continuously evaluate facility needs based on the extent of our service offerings, the rate of customer growth or decline, the geographic distribution of our customer base, changing market conditions, and our long-term goals. As of December 31, 2023, our material leased properties are described below:

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

In Norcross, Georgia we have approximately 42,000 square feet of office space under lease through October 2024. Our Physician Staffing executive staff and operations personnel occupy approximately 7,000 square feet with the remainder of the space vacant and available for a sublease.

Item 3. Legal Proceedings.

Information with respect to certain legal proceedings is included in Note 12 - Contingencies to the consolidated financial statements contained in Item 8. Financial Statements and Supplementary Data and is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities.

Our common stock currently trades under the symbol “CCRN” on the Nasdaq Global Select Market (Nasdaq).

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2018 and tracks it through December 29, 2023.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index, and the Dow Jones US Business Training & Employment Agencies Index

$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/18
12/19
12/20
12/21
12/22
12/23

| | 12/31/2018 | 12/31/2019 | 12/31/2020 | 12/31/2021 | 12/30/2022 | 12/29/2023 |
|---|---|---|---|---|---|---|
| DJUSBE | $100.00 | $124.24 | $129.55 | $175.28 | $119.59 | $118.17 |
| CCRN | $100.00 | $158.53 | $121.01 | $378.72 | $362.48 | $308.87 |
| NASDAQ | $100.00 | $135.23 | $194.24 | $235.78 | $157.74 | $226.24 |

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 14, 2024, there were 151 stockholders of record of our common stock. In addition, there were 21,575 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On August 16, 2022, our Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby we may repurchase up to $100.0 million of our shares of common stock, subject to the terms of our current credit agreement. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The New Repurchase Program was effective immediately and may be discontinued at any time at the Board's discretion. In addition to the repurchase of $100.0 million of our shares of common stock under the New Repurchase Program, we were authorized to continue to repurchase any remaining shares available for repurchase under our previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). In August 2022, we repurchased the remaining shares available for repurchase under the Prior Repurchase Program. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the year ended December 31, 2021, we did not repurchase any shares of our common stock.

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fourth fiscal quarter ended December 31, 2023. See Note 14 - Stockholders’ Equity to our consolidated financial statements for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
October 1 through October 31	137,800	$23.35	137,800	$80,436
November 1 through November 30	167,092	$19.02	167,092	$77,257
December 1 through December 31	—	—	—	$77,257
Total	304,892	$20.98	304,892	$77,257
________________

(a) Shares were repurchased under the New Repurchase Program. The program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(b) On May 1, 2023, the Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the New Repurchase Program was $100.0 million. Amounts shown in this column reflect amounts remaining under the New Repurchase Program referenced in Note 14 - Stockholders’ Equity to our consolidated financial statements.

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

Management's Discussion and Analysis (MD&A) below generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on February 23, 2023 and such information is incorporated herein by reference.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we continually evaluate opportunities to acquire companies that would complement or enhance our business, like WSG, Mint and HireUp.

Our workforce solutions include MSPs, VMS, in- home care services, education healthcare services, RPO, project management, and other outsourcing and consultative services as described in Item 1. Business in this Annual Report on Form 10-K. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program, which we believe is closely aligned with our core values to create a better future for our people, communities, and our stockholders.

The Company's two reportable segments, Nurse and Allied Staffing and Physician Staffing, represented approximately 91% and 9%, respectively, of total revenue for the year ended December 31, 2023. See further discussion of these segments in Item 1. Business in this Annual Report on Form 10-K.

Summary of Operations

For the year ended December 31, 2023, revenue from services decreased 28% year-over-year to $2.0 billion, due primarily to travel and local volume and average bill rate declines in the Nurse and Allied Staffing segment, partially offset by double-digit year-over-year revenue growth in Cross Country Education (Education) within the Nurse and Allied Staffing segment, and in the Physician Staffing segment. In Education, the average number of FTEs on contract during the year increased 23%, and in the Physician Staffing segment the number of days filled increased across several specialties. Net income attributable to common stockholders for the year ended December 31, 2023 was $72.6 million, as compared to $188.5 million for the year ended December 31, 2022.

On June 30, 2023, we repaid all outstanding obligations of $73.9 million under the term loan and terminated the Term Loan Agreement.
For the year ended December 31, 2023, cash flow provided by operating activities was $248.5 million, with net repayments of $150.7 million on our term loan and senior secured asset-based credit facility (ABL), and a decrease in working capital stemming from a decrease in net receivables, partially offset by the timing of disbursements. As of December 31, 2023, we had $17.1 million in cash and cash equivalents with no borrowings drawn under the ABL. As of December 31, 2023, borrowing base availability under the ABL was $220.6 million with $13.8 million of undrawn letters of credit outstanding, leaving $206.8 million of excess availability. See Note 8 - Debt to our consolidated financial statements.
We continue to invest in our core technologies, and in 2023 launched our IRP and per diem modules on Intellify® and XperienceTM. These are part of our larger technology ecosystem that we believe will continue to drive productivity, thus driving revenue and profitability, and distinguishes us as a leader in healthcare staffing as it continues to open up new opportunities for us as a tech-enabled workforce solutions and advisory firm.
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
Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations and comprehensive income data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2023	2022
Revenue from services	100.0%	100.0%
Direct operating expenses	77.7	77.6
Selling, general and administrative expenses	14.9	11.6
Bad debt expense	0.7	0.3
Depreciation and amortization	0.9	0.5
Restructuring costs	0.1	0.1
Legal settlement charges	0.1	—
Impairment charges	—	0.2
Income from operations	5.6	9.7
Interest expense	0.4	0.5
Loss on early extinguishment of debt	0.1	0.1
Other expense (income), net	—	—
Income before income taxes	5.1	9.1
Income tax expense	1.5	2.4
Net income attributable to common stockholders	3.6%	6.7%

Comparison of Results for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2023	2022	$	%
	(Amounts in thousands)
Revenue from services	$2,019,728	$2,806,609	$(786,881)	(28.0)%
Direct operating expenses	1,569,318	2,178,923	(609,605)	(28.0)%
Selling, general and administrative expenses	300,391	324,935	(24,544)	(7.6)%
Bad debt expense	14,562	9,609	4,953	51.5%
Depreciation and amortization	18,347	12,576	5,771	45.9%
Restructuring costs	2,553	1,861	692	37.2%
Legal settlement charges	1,125	—	1,125	100.0%
Impairment charges	719	5,597	(4,878)	(87.2)%
Income from operations	112,713	273,108	(160,395)	(58.7)%
Interest expense	8,094	14,391	(6,297)	(43.8)%
Loss on early extinguishment of debt	1,723	3,728	(2,005)	(53.8)%
Other expense (income), net	2	(1,336)	1,338	100.1%
Income before income taxes	102,894	256,325	(153,431)	(59.9)%
Income tax expense	30,263	67,864	(37,601)	(55.4)%
Net income attributable to common stockholders	$72,631	$188,461	$(115,830)	(61.5)%

Revenue from services

Revenue from services decreased $0.8 billion, or 28.0%, to $2.0 billion for the year ended December 31, 2023, as compared to $2.8 billion for the year ended December 31, 2022, primarily driven by a decline in the number of professionals on assignment in the Nurse and Allied Staffing segment as clients continue to right-size their needs, and travel bill rates that continued to normalize throughout the year, partially offset by an increase in volume in most specialties and an improved mix of higher bill rate specialties in the Physician Staffing segment.See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $0.6 billion, or 28.0%, to $1.6 billion for the year ended December 31, 2023, as compared to $2.2 billion for the year ended December 31, 2022, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses were 77.7% for the year ended December 31, 2023, consistent with the prior year period.
Selling, general and administrative expenses

Selling, general and administrative expenses decreased $24.5 million, or 7.6%, to $300.4 million for the year ended December 31, 2023, as compared to $324.9 million for the year ended December 31, 2022, primarily due to decreases in compensation and benefit expense, as well as marketing and computer subscription fees, partially offset by increases in legal, insurance, and computer expenses. As a percentage of total revenue, selling, general and administrative expenses increased to 14.9% for the year ended December 31, 2023, as compared to 11.6% for the year ended December 31, 2022.

Bad Debt Expense

Bad debt expense for the year ended December 31, 2023 was $14.6 million as compared to $9.6 million for the year ended December 31, 2022. The increase in bad debt expense for 2023 was primarily driven by a deterioration in our accounts receivable aging stemming from a single MSP customer. Although we expect to recover the remaining balance, further reserves may be required in the event this customer does not continue making payments or experiences a material deterioration in their financial condition. As a percentage of revenue, bad debt expense was 0.7% for the year ended December 31, 2023, as compared to and 0.3% for the year ended December 31, 2022.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2023 was $18.3 million as compared to $12.6 million for the year ended December 31, 2022. The increase is primarily due to the additional amortization of other intangible assets from the Mint and HireUp acquisitions, as well as depreciation related to computer hardware and software assets placed in service during the year. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets to our consolidated financial statements. As a percentage of revenue, depreciation and amortization expense was 0.9% for the year ended December 31, 2023 and 0.5% for the year ended December 31, 2022.

Restructuring costs

Restructuring costs for the years ended December 31, 2023 and 2022 were primarily comprised of employee termination costs and ongoing lease costs related to the Company's strategic reduction of its real estate footprint, and totaled $2.6 million and $1.9 million, respectively. Amounts for the year ended December 31, 2022 include a benefit associated with the early termination of the lease for one of the Company's corporate offices in the second quarter, which was previously restructured. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Legal settlement charges

For the year ended December 31, 2023, the Company incurred legal settlement charges of $1.1 million related to the settlement of a wage and hour class action lawsuit and associated legal fees. There were no such charges for the year ended December 31, 2022.

Impairment charges

Non-cash impairment charges totaled $0.7 million for the year ended December 31, 2023 and related to the write-off of an IT project and real estate restructuring activities. Non-cash impairment charges totaled $5.6 million for the year ended December 31, 2022 and related to real estate restructuring activities and the write-off of an IT project. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our consolidated financial statements.

Interest expense

Interest expense was $8.1 million for the year ended December 31, 2023 as compared to $14.4 million for the year ended December 31, 2022, due to lower average borrowings, partially offset by a higher effective interest rate. The effective interest rate on our borrowings was 10.4% and 9.1% for the years ended December 31, 2023 and 2022, respectively.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the year ended December 31, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of the term loan in the second quarter of 2023. Loss on early extinguishment of debt for the year ended December 31, 2022 consisted of a prepayment premium and the write-off of debt issuance costs related to the optional prepayments on the term loan made in the second and fourth quarters of 2022.

Other income, net

For the year ended December 31, 2022, other income, net included a $1.1 million gain on lease termination as a result of the early termination of one of our corporate offices.

Income tax expense

Income tax expense totaled $30.3 million for the year ended December 31, 2023, as compared to $67.9 million for the year ended December 31, 2022. The decrease in income tax expense was primarily related to a decrease in book income. The effective tax rates were 29.4% and 26.5%, including the impact of discrete items, for the years ended December 31, 2023 and 2022, respectively, and were impacted by federal, international, and state taxes. See Note 14 - Income Taxes to our consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2023	2022
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$1,841,428	$2,700,383
Physician Staffing	178,300	106,226
	$2,019,728	$2,806,609

Contribution income:
Nurse and Allied Staffing	$196,777	$355,447
Physician Staffing	9,788	5,508
	206,565	360,955

Corporate overhead	71,049	67,087
Depreciation and amortization	18,347	12,576
Restructuring costs	2,553	1,861
Legal settlement charges	1,125	—
Impairment charges	719	5,597
Other costs	59	726
Income from operations	$112,713	$273,108

See Note 17 - Segment Data to our consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2023	2022	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	10,831	12,980	(2,149)	(16.6)%
Average Nurse and Allied Staffing revenue per FTE per day	$462	$565	$(103)	(18.2)%

Physician Staffing statistical data:
Days filled	92,504	60,038	32,466	54.1%
Revenue per day filled	$1,927	$1,769	$158	8.9%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Nurse and Allied Staffing

Revenue decreased $0.9 billion, or 31.8% to $1.8 billion for the year ended December 31, 2023, as compared to $2.7 billion for the year ended December 31, 2022, primarily driven by a decline in the number of professionals on assignment as clients continued to right-size their needs and travel bill rates continued to normalize throughout the year.

Contribution income for the year ended December 31, 2023, decreased $158.6 million or 44.6%, to $196.8 million as compared to $355.4 million for the year ended December 31, 2022, driven by decreased revenue. As a percentage of segment revenue, contribution income margin decreased to 10.7% for the year ended December 31, 2023 as compared to 13.2% for the year ended December 31, 2022.

The average number of FTEs on contract during the year ended December 31, 2023 decreased 16.6% from the year ended December 31, 2022, primarily due to headcount decline in travel nurse and local. Average revenue per FTE per day decreased approximately 18.2% due to the decrease in the average bill rates.
Physician Staffing

Revenue increased $72.1 million, or 67.8% to $178.3 million for the year ended December 31, 2023, as compared to $106.2 million for the year ended December 31, 2022, primarily related to the Mint acquisition as well as an increase in volume in most specialties and an improved mix of higher bill rate specialties.
Contribution income for the year ended December 31, 2023, increased $4.3 million or 77.7% to $9.8 million as compared to $5.5 million in the year ended December 31, 2022, driven by higher revenue primarily related to the Mint acquisition. As a percentage of segment revenue, contribution income was 5.5% for the year ended December 31, 2023 and 5.2% for the year ended December 31, 2022.

Total days filled increased 54.1% to 92,504 in the year ended December 31, 2023, as compared to 60,038 in the year ended December 31, 2022. Revenue per day filled was $1,927 for the year ended December 31, 2023 and $1,769 for the year ended December 31, 2022 due to the improved mix of business.

Corporate overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead increased to $71.0 million for the year ended December 31, 2023, from $67.1 million for the year ended December 31, 2022, primarily due to increases in consulting, legal expense, and computer expense. As a percentage of consolidated revenue, corporate overhead was 3.5% for the year ended December 31, 2023, and 2.4% for the year ended December 31, 2022.

Liquidity and Capital Resources

On June 30, 2023, we repaid all $73.9 million in outstanding obligations under the term loan and terminated the debt agreement. At December 31, 2023, we reported $17.1 million in cash and cash equivalents, with no borrowings drawn under the ABL. Working capital decreased by $137.4 million to $266.6 million as of December 31, 2023, as compared to $404.0 million as of December 31, 2022, primarily due to a decrease in net receivables, partially offset by the timing of disbursements. As of December 31, 2023, our days' sales outstanding, net of amounts owed to subcontractors, was 68 days, down 4 days year-over-year, and excluding the impact from one MSP client, would have been 63 days. As of December 31, 2023, we did not have any off-balance sheet arrangements.

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

In the third quarter of 2022, the Board of Directors authorized the New Repurchase Program, whereby we may repurchase up to $100.0 million shares of common stock. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the fourth quarter of 2022, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during blackout periods, effective through November 2, 2023. In the second quarter of 2023, the Board of Directors authorized the replenishment of the amount available for stock repurchases under the New Repurchase Program back to $100 million, effective for trades made after May 3, 2023. In the third quarter of 2023, we entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024. During the year ended December 31, 2023, we repurchased and retired a total of 2,343,583 shares of common stock for $57.6 million, at an average price of $24.58 per share. During the year ended December 31, 2022, under both programs, we repurchased and retired a total of 1,364,815 shares of common stock for $35.3 million, at an average price of $25.83 per share. As of December 31, 2023, we had $77.3 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in our Loan Agreement.
Cash Flow Comparisons

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net cash provided by operating activities increased $114.4 million to $248.5 million for the year ended December 31, 2023 as compared to $134.1 million for the year ended December 31, 2022.

Net cash used in investing activities during the year ended December 31, 2023 was $13.8 million as compared to $43.9 million in the year ended December 31, 2022. Net cash used in the year ended December 31, 2023 was primarily for capital expenditures. Net cash used in the year ended December 31, 2022 included $35.1 million primarily related to the acquisitions of Mint and HireUp, as well as capital expenditures primarily related to multiple IT projects.

Net cash used in financing activities for the year ended December 31, 2023 was $221.2 million, as compared to $87.6 million during the year ended December 31, 2022. During the year ended December 31, 2023, we reported net repayments of $150.7 million on debt, and used cash to pay $4.9 million for income taxes on share-based compensation, $57.6 million for share repurchases, $7.5 million for contingent consideration, and an immaterial amount for other financing activities. During the year ended December 31, 2022, we reported $67.6 million of net borrowings on our ABL and used cash to repay borrowings of $100.4 million on our term loan, $2.4 million on our note payable, $5.3 million for income taxes on share-based compensation, $3.2 million in debt issuance costs, $35.3 million for share repurchases, $7.5 million for contingent consideration, and $1.1 million for other financing activities.

Debt
2021 Term Loan Agreement

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

As more fully described in Note 8 - Debt to our consolidated financial statements, on June 30, 2023, we repaid all outstanding obligations under the term loan and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023 and are included as loss on early extinguishment of debt in the consolidated statements of operations and comprehensive income. All subsidiary guarantees of the term loan were automatically released upon the termination of the Term Loan Agreement.

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

As of December 31, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $220.6 million at December 31, 2023, with no borrowings drawn and $13.8 million of letters of credit outstanding, leaving $206.8 million of excess availability.

Note Payable

The first two installments of $2.4 million each related to the subordinated promissory note payable, made in connection with the Mediscan acquisition, were paid in the second quarter of 2020 and in the first quarter of 2021, respectively. The third and final installment of $2.6 million, including interest of 2% per annum, accruing from April 1, 2020, was paid in the first quarter of 2022. See Note 4 - Acquisitions.

See Note 8 - Debt to our consolidated financial statements.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments may also be impacted by the deterioration of demand for our services, deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1A. Risk Factors. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2023. See Note 2 - Summary of Significant Accounting Policies contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances, but come with certain risks and uncertainties, including but not limited to: projections of future income and cash flows, market demand, inflationary pressures, long-term growth rates, the identification of appropriate market multiples, royalty rates, and the choice of an appropriate discount rates. Actual results could vary from those estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:

Goodwill, trade names, and other intangible assets

Our business acquisitions typically result in the recording of goodwill, trade names, and other intangible assets, and the recorded values of those assets may become impaired in the future. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. Historically, for intangible assets purchased in a business combination, the estimated fair values of the assets received were used to establish their recorded values. Effective January 1, 2023, related revenue contracts with customers are accounted for as if we had originated the contracts. The acquired contract assets and contract liabilities are recognized and measured consistent with how they were recognized and measured in the acquiree's financial statements. As more fully described in Note 2 - Summary of Significant Accounting Policies, we assess the impairment of goodwill of our reporting units and indefinite-lived intangible assets annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable.

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2023, 2022, and 2021 is more fully described.

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

Health, workers’ compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of corporate employees and healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2023 and 2022, we had $6.6 million and $6.2 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2023, and 2022, we had $12.6 million and $14.9 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary semi-annually. As of December 31, 2023, and 2022, we had $3.1 million and $4.2 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary semi-annually.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2023 and December 31, 2022, our estimate of amounts that had been worked but had not been billed totaled $89.9 million and $152.4 million, respectively, and are included in accounts receivable in the consolidated balance sheets.

Other Services Revenue
We offer other services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross Versus Net Policies), RPO, other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of our consolidated revenue for the years ended December 31, 2023. 2022, and 2021. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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

Allowances

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for bad debt expense. We determine the adequacy of this allowance based on historical write-off experience, current conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse conditions adjusted for current expectations for the customers or industry. Based on the information currently available, we also consider current expectations of future economic conditions when estimating our allowance for doubtful accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for rate and hour differences which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. As of December 31, 2023 and 2022, our total allowances were $20.5 million and $14.7 million, respectively.

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

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2023, we have deferred tax assets related to certain state and foreign NOL carryforwards of $1.1 million. But for those NOL carryforwards with an indefinite carryover, the carryforwards will expire as follows: state between 2024 and 2041, and foreign between 2024 and 2028. As of December 31, 2022, we had deferred tax assets related to certain state and foreign NOL carryforwards of $1.4 million.
As of December 31, 2023 and 2022, we had an immaterial amount of valuation allowances on our deferred tax assets.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. For the years ended December 31, 2023 and 2022, the unrecognized tax benefit is included in uncertain tax positions - non-current in the consolidated balance sheets. As of December 31, 2023, total unrecognized tax benefits recorded was $10.6 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to increase the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. Companies will be required to provide a breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, rather than a lump sum amount, with additional detail required of those jurisdictions representing greater than five percent of the total by jurisdiction. Further, the rate reconciliation will require disaggregation into eight specific categories, with these categories further disaggregated by jurisdiction for amounts exceeding five percent of their domestic tax rate. The rate reconciliation also will need to disclose both dollar amounts and percentages. This guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. We expect to adopt this standard for our fiscal year ended December 31, 2025.

Effective January 1, 2024, many jurisdictions implemented the Pillar Two rules issued by the Organization for Economic Co-operation and Development. In general, large multinational entity groups with consolidated revenue in excess of EUR 750 in at least two of the preceding four years could be subject to the new rules in jurisdictions with an effective tax rate below fifteen percent. We currently do not operate in any jurisdictions that have implemented the Pillar Two rules, but jurisdictions may adopt retroactive to January 1, 2024. We do not expect the adoption of the Pillar Two rules by any jurisdiction in which we currently operate to have a material impact on our financial statements.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Loan Agreement entered into on October 25, 2019. This agreement charges interest at a rate based on either SOFR or Base Rate (as defined in the agreement) plus an applicable margin. Our Term Loan Agreement, entered into on June 8, 2021, was repaid and terminated on June 30, 2023.

A 1% change in interest rates would have resulted in interest expense fluctuating approximately $0.6 million and $1.5 million, respectively, for the years ended December 31, 2023 and 2022. See Note 8 - Debt to our consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

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

During the three months ended December 31, 2023, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation SK).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

Item 11. Executive Compensation.

Information with respect to executive compensation is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

The Company's Board of Directors has adopted a Compensation Recoupment Policy that complies with the requirements of the Nasdaq Listing Rules. Under the policy, we generally are required to take reasonably prompt action to recover erroneously awarded incentive-based compensation from the covered persons subject to the policy if we are required to prepare an accounting restatement due to our material noncompliance with financial reporting requirements under the securities laws. A copy of the Compensation Recoupment Policy, which became effective on December 1, 2023, is filed as Exhibit 97.1 to this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information with respect to beneficial ownership of our common stock is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

With respect to equity compensation plans as of December 31, 2023, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	—	$—	1,614,860
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	—	$—	1,614,860

(1) For Performance Stock Awards issued under the 2020 Omnibus Incentive Plans, we consider the expected number of shares that may be issued under the award to be outstanding. When the number of Performance Stock Awards have been determined, we true up the actual number of shares that were awarded and return any unawarded shares into shares available for issuance. Performance Stock Awards were issued under the 2020 Omnibus Incentive Plan beginning March 31, 2021. See Note 14 - Stockholders’ Equity to our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022, and 2021

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

10.20
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

10.21 #
Form of Non-Employee Directors' Restricted Stock Agreement under Cross Country Healthcare, Inc. 2020 Stock Incentive Plan (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein.)

10.22 #	Offer Letter by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)
10.23 #
Employment Agreement by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)

10.24 #
Revised Offer Letter by and between Cross Country Healthcare, Inc. and Susan E. Ball, dated as of February 22, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.25 #
Amendment and Restatement to Employment Agreement, dated February 22, 2021, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.26
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

10.27 #	Offer Letter by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)
10.28 #	Employment Agreement by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)
10.29
Term Loan Credit Agreement, by and between Cross Country Healthcare, Inc. and the Lenders as defined therein, dated June 8, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated June 14, 2021 and incorporated by reference herein.)

EXHIBIT INDEX (CONTINUED)
No.	Description
10.30
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

10.31
First Incremental Amendment to Term Loan Credit Agreement, by and among Cross Country Healthcare, Inc., the Guarantors (as defined therein), the Lenders (as defined therein), and Wilmington Trust, National Association, dated November 18, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated November 19, 2021 and incorporated by reference herein.)

10.32
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

10.33 #
Letter Agreement, dated as of January 14, 2022, by and between Cross Country Healthcare, Inc. and Kevin C. Clark (Previously filed as an exhibit to the Company's Form 8-K dated January 19, 2022 and incorporated by reference herein.)

10.34 #
Employment Agreement, dated as of January 14, 2022, by and between Cross Country Healthcare, Inc. and John A. Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 19, 2022 and incorporated by reference herein.)

10.35
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

10.36 #
Offer Letter by and between Cross Country Healthcare, Inc. and Daniel J. White, dated as of April 5, 2022 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2022 and incorporated by reference herein.)

10.37
Second Amendment to Term Loan Credit Agreement, by and among Cross Country Healthcare, Inc., the Guarantors (as defined therein), the Lenders (as defined therein), and Wilmington Trust, National Association, dated April 14, 2023 (Previously filed as an exhibit to the Company's Form 8-K dated April 18, 2023 and incorporated by reference herein.)

10.38
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
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by John A. Martins, President, Chief Executive Officer, Director (Principal Executive Officer)

**32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

*97.1#	Compensation Recoupment (Clawback) Policy

 EXHIBIT INDEX (CONTINUED)

No.	Description
*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: February 22, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ John A. Martins	President & Chief Executive Officer	February 22, 2024
John A. Martins	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	February 22, 2024
William J. Burns	(Principal Financial Officer)

/s/ James V. Redd III	Senior Vice President & Chief Accounting Officer	February 22, 2024
James V. Redd III	(Principal Accounting Officer)

/s/ Dwayne Allen	Director	February 22, 2024
Dwayne Allen

/s/ Venkat Bhamidipati	Director	February 22, 2024
Venkat Bhamidipati

/s/ W. Larry Cash	Director	February 22, 2024
W. Larry Cash

/s/ Kevin C. Clark	Director	February 22, 2024
Kevin C. Clark

/s/ Gale Fitzgerald	Director	February 22, 2024
Gale Fitzgerald

/s/ Janice E. Nevin, M.D., MPH	Director	February 22, 2024
Janice E. Nevin, M.D., MPH

/s/ Mark Perlberg	Director	February 22, 2024
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cross Country Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Insurance Claim Liabilities and Insurance Recovery Receivables — Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company provides workers’ compensation insurance coverage and professional liability coverage for eligible employees. The Company records its estimate of the ultimate cost of, and reserves for, workers' compensation and professional liability benefits based on actuarial models prepared by an independent actuary using the Company’s loss history as well as industry statistics.
We identified the insurance claim liabilities and insurance recovery receivables for workers’ compensation coverage and professional liability coverage as a critical audit matter because of the significant assumptions made by management and the specialized actuarial skill and knowledge required to assess the assumptions in estimating the liability and receivables. This required a moderate degree of auditor judgment as well as increased effort, including the involvement of actuarial specialists in performing procedures to evaluate the reasonableness of management’s judgement in estimating the liability and receivable.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to insurance claim liabilities and insurance recovery receivables for workers’ compensation coverage and professional liability coverage included the following, among others:
•We tested the effectiveness of controls related to insurance claim liabilities and insurance recovery receivables, including those over the assumptions used to estimate the insurance claim liabilities and insurance recovery receivables.
•We tested the underlying data, including historical claims, that served as the basis for the actuarial analysis to test that the inputs to the actuarial estimate were complete and accurate.
•With the assistance of our actuarial specialist, we evaluated the reasonableness of the actuarial methods and assumptions used by management to estimate the insurance claim liabilities and insurance recovery receivables by:
–Comparing prior-year assumptions of expected development and ultimate loss to actuals incurred during the current year to identify potential bias in the determination of the insurance claim liabilities and insurance recovery receivables.
–Developing an independent range of estimates of the insurance claim liabilities and insurance recovery receivables, utilizing paid and reported loss development factors from the Company’s historical data and industry loss development factors and comparing our estimates to management’s estimates.
–Evaluating qualifications of the Company’s actuaries by assessing the certifications and determining whether they meet the Qualification Standards of the American Academy of Actuaries to render the statements of actuarial opinion in their analyses.

/s/ Deloitte & Touche LLP

Boca Raton, Florida
February 22, 2024
We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$17,094	$3,604
Accounts receivable, net of allowances of $20,547 in 2023 and $14,696 in 2022	372,352	641,611
Income taxes receivable	6,898	10,915
Prepaid expenses	7,681	11,067
Insurance recovery receivable	9,097	7,434
Other current assets	2,031	1,042
Total current assets	415,153	675,673
Property and equipment, net	27,339	19,662
Operating lease right-of-use assets	2,599	3,254
Goodwill	135,430	163,268
Other intangible assets, net	54,468	44,723
Deferred tax assets	5,954	7,092
Insurance recovery receivable	25,714	23,058
Cloud computing	5,987	4,460
Other assets	6,673	6,649
Total assets	$679,317	$947,839

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$85,333	$185,507
Accrued compensation and benefits	52,297	72,605
Operating lease liabilities	2,604	4,132
Earnout liability	6,794	7,500
Other current liabilities	1,559	1,896
Total current liabilities	148,587	271,640
Debt	—	148,735
Operating lease liabilities	2,663	4,880
Accrued claims	34,853	35,881
Earnout liability	5,000	18,000
Uncertain tax positions	10,603	7,646
Other liabilities	4,218	3,838
Total liabilities	205,924	490,620

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 34,384,905 and 36,302,618 shares issued and outstanding at December 31, 2023 and 2022, respectively	4	4
Additional paid-in capital	236,417	292,876
Accumulated other comprehensive loss	(1,385)	(1,387)
Retained earnings	238,357	165,726
Total stockholders' equity	473,393	457,219
Total liabilities and stockholders' equity	$679,317	$947,839

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Revenue from services	$2,019,728	$2,806,609	$1,676,652
Operating expenses:
Direct operating expenses	1,569,318	2,178,923	1,301,653
Selling, general and administrative expenses	300,391	324,935	216,360
Bad debt expense	14,562	9,609	4,783
Depreciation and amortization	18,347	12,576	9,852
Restructuring costs	2,553	1,861	2,630
Legal settlement charges	1,125	—	—
Impairment charges	719	5,597	2,070
Total operating expenses	1,907,015	2,533,501	1,537,348
Income from operations	112,713	273,108	139,304
Other expenses (income):
Interest expense	8,094	14,391	6,866
Loss on early extinguishment of debt	1,723	3,728	—
Other expense (income), net	2	(1,336)	(770)
Income before income taxes	102,894	256,325	133,208
Income tax expense	30,263	67,864	1,206
Net income attributable to common stockholders	$72,631	$188,461	$132,002

Other comprehensive income:
Unrealized foreign currency translation income (loss), net of tax	2	(94)	(13)
Comprehensive income	$72,633	$188,367	$131,989

Net income per share attributable to common stockholders - Basic	$2.07	$5.09	$3.60

Net income per share attributable to common stockholders - Diluted	$2.05	$5.02	$3.53

Weighted average common shares outstanding:
Basic	35,158	37,012	36,689
Diluted	35,476	37,536	37,392

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Noncontrolling Interest in Subsidiary	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2020	36,177	$4	$310,388	$(1,280)	$(154,737)	$534	$154,909
Vesting of restricted stock	479	—	(2,230)	—	—	—	(2,230)
Equity compensation	—	—	6,894	—	—	—	6,894
Foreign currency translation adjustment, net of taxes	—	—	—	(13)	—	—	(13)
Acquisitions	368	—	6,500	—	—	—	6,500
Dissolution of noncontrolling interest	—	—	—	—	—	(324)	(324)
Distribution to noncontrolling shareholder	—	—	—	—	—	(210)	(210)
Net income	—	—	—	—	132,002	—	132,002
Balances at December 31, 2021	37,024	4	321,552	(1,293)	(22,735)	—	297,528
Vesting of restricted stock	499	—	(5,267)	—	—	—	(5,267)
Equity compensation	—	—	7,393	—	—	—	7,393
Stock repurchase and retirement	(1,365)	—	(35,285)	—	—	—	(35,285)
Foreign currency translation adjustment, net of taxes	—	—	—	(94)	—	—	(94)
Acquisitions	145	—	4,483	—	—	—	4,483
Net income	—	—	—	—	188,461	—	188,461
Balances at December 31, 2022	36,303	4	292,876	(1,387)	165,726	—	457,219
Vesting of restricted stock	426	—	(4,905)	—	—	—	(4,905)
Equity compensation	—	—	6,579	—	—	—	6,579
Stock repurchase and retirement	(2,344)	—	(57,654)	—	—	—	(57,654)
Stock repurchase excise tax	—	—	(479)	—	—	—	(479)
Foreign currency translation adjustment, net of taxes	—	—	—	2	—	—	2
Net income	—	—	—	—	72,631	—	72,631
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$238,357	$—	$473,393

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Consolidated net income	$72,631	$188,461	$132,002
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,347	12,576	9,852
Provision for allowances	17,355	15,328	6,499
Deferred income tax expense (benefit)	1,304	5,062	(9,927)
Non-cash lease expense	1,111	1,850	2,424
Impairment charges	719	5,597	2,070
Loss on early extinguishment of debt	1,723	3,728	—
Equity compensation	6,579	7,393	6,894
Other non-cash costs	1,252	199	1,828
Changes in operating assets and liabilities:
Accounts receivable	251,427	(153,229)	(318,420)
Prepaid expenses and other assets	268	(6,915)	(3,364)
Income taxes	6,955	(20,111)	7,488
Accounts payable and accrued expenses	(126,611)	79,712	83,286
Operating lease liabilities	(4,371)	(4,962)	(6,753)
Other	(191)	(639)	503
Net cash provided by (used in) operating activities	248,498	134,050	(85,618)

Cash flows from investing activities
Acquisitions, net of cash acquired	—	(35,182)	(27,970)
Acquisition-related settlements	199	94	1,094
Purchases of property and equipment	(13,974)	(8,786)	(7,170)
Net cash used in investing activities	(13,775)	(43,874)	(34,046)

Cash flows from financing activities
Proceeds from term loan	—	—	175,000
Principal payments on term loan	(73,875)	(100,438)	(688)
Principal payments on note payable	—	(2,426)	(2,426)
Debt issuance costs	—	(3,237)	(6,098)
Borrowings under Senior Secured Asset-Based revolving credit facility	720,991	1,700,030	443,544
Repayments on Senior Secured Asset-Based revolving credit facility	(797,791)	(1,632,430)	(487,753)
Cash paid for shares withheld for taxes	(4,904)	(5,267)	(2,230)
Payment of contingent consideration	(7,500)	(7,500)	—
Stock repurchase and retirement	(57,654)	(35,285)	—
Other	(508)	(1,046)	(255)
Net cash (used in) provided by financing activities	(221,241)	(87,599)	119,094

Effect of exchange rate changes on cash	8	(9)	6

Change in cash and cash equivalents	13,490	2,568	(564)
Cash and cash equivalents at beginning of year	3,604	1,036	1,600
Cash and cash equivalents at end of year	$17,094	$3,604	$1,036

Supplemental disclosure of cash flow information:
Interest paid	$7,534	$12,859	$5,773
Income taxes paid	$21,986	$82,893	$3,608

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

1. Organization and Basis of Presentation

Nature of Business

Cross Country Healthcare, Inc. (the Company) provides total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers. The Company places highly qualified healthcare professionals in virtually every specialty and area of expertise. Its diverse customer base includes both clinical and nonclinical settings, servicing both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory-care centers, single and multi-specialty physician practices, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See the consolidated balance sheets and statements of operations and comprehensive income, Note 5 - Goodwill, Trade Names, and Other Intangible Assets, Note 7 - Balance Sheet Details, and Note 17 - Segment Data.

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

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. Interest income on cash and cash equivalents was immaterial for the years ended December 31, 2023, 2022, and 2021, and is included in other income (expense), net, in the consolidated statements of operations and comprehensive income.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2023	2022
Allowance for Doubtful Accounts	(amounts in thousands)
Balance at January 1	$13,058	$6,087
Bad Debt Expense	4,908	2,369
Write-Offs, net of Recoveries	54	(365)
Balance at March 31	18,020	8,091
Bad Debt Expense	3,134	3,192
Write-Offs, net of Recoveries	(4,240)	(426)
Balance at June 30	16,914	10,857
Bad Debt Expense	2,355	1,101
Write-Offs, net of Recoveries	(1,394)	(593)
Balance at September 30	17,875	11,365
Bad Debt Expense	4,166	2,947
Write-Offs, net of Recoveries	(2,401)	(1,254)
Balance at December 31	$19,640	$13,058

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of December 31, 2023 and December 31, 2022 was $0.9 million and $1.6 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company's revenue for the years ended December 31, 2023, 2022, and 2021, or accounts receivable balance as of December 31, 2023 and 2022. In 2023 there was an increase in bad debt expense primarily driven by a deterioration in our accounts receivable aging stemming from a single MSP customer. Although the Company expects to recover the remaining balance, further reserves may be required in the event this customer does not continue making payments or experiences a material deterioration in their financial condition.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from one to ten years. Leasehold improvements are depreciated over the shorter of 10 years or the term of the individual lease. On an annual basis, the Company reviews its property and equipment listings and disposes of assets that are no longer in use.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2. Summary of Significant Accounting Policies (continued)
Certain software development costs have been capitalized. Such costs include charges for consulting services and costs for Company personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive income and begins when the software is ready for use. See Note 6 - Property and Equipment.

Cloud Computing Arrangements

Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. In connection with the licensing of software products, the Company has entered into arrangements in which it does not take possession of the software; rather, the software application resides on the vendor's or a third-party's hardware, and the Company accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. Therefore, the cloud computing arrangement does not give rise to an intangible asset. Costs are capitalized in accordance with the Company’s policies for other capitalizable service costs. Amortization is calculated over the contractual term of the cloud computing arrangement and is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. As of December 31, 2023 and 2022, the Company has a current asset of $0.5 million included in prepaid expenses and a non-current asset of $6.0 million and $4.5 million, respectively, included in cloud computing in the consolidated balance sheets that have been capitalized in conjunction with implementations. Amortization of the cloud computing assets was $0.5 million, $0.6 million, and $0.4 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Leases

The Company determines whether an arrangement constitutes a lease at commencement. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - current, and operating lease liabilities - non-current in the consolidated balance sheets. Finance leases are included in other assets, other current liabilities, and other liabilities in the consolidated balance sheets. See Note 9 - Leases.

Right-of-use assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date; (ii) initial direct costs; and (iii) tenant incentives under the lease. Rent expense commences when the lessor makes the underlying asset available to the Company. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on its incremental borrowing rate, as the rate implicit in the lease is not determinable. The Company estimates its incremental borrowing rate based on an analysis of publicly-traded debt securities of companies with credit and financial profiles similar to its own. The variable portion of the lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense in the consolidated statements of operations and comprehensive income. Rent expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all of its underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.
The Company leases apartments for eligible field employees under short-term agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses in the consolidated statements of operations and comprehensive income.
Business Combinations
Historically, business combinations have been accounted for at fair value using the acquisition method of accounting. Effective January 1, 2023, the Company accounts for business combinations in accordance with updated Business Combinations Topic 805. Contract assets and contract liabilities acquired in a business combination are recognized in accordance with Revenue from Contracts with Customers Topic 606. At the acquisition date, related revenue contracts with customers are accounted for as if the Company had originated the contracts. The acquired contract assets and liabilities are recognized and measured consistent with how they were recognized and measured in the acquiree's financial statements, if those financial statements were prepared in accordance with GAAP. Contract assets and contract liabilities from other contracts to which Topic 606 applies are similarly recognized and measured. In circumstances where it is unable to assess whether the financial statements were prepared in

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2. Summary of Significant Accounting Policies (continued)
accordance with GAAP, the Company considers contract terms and specifications to determine what should be recorded at the acquisition date. Other assets or liabilities that arise from revenue contracts with customers in accordance with Topic 606 are accounted for at fair value.

The associated acquisition costs are expensed as incurred and recorded as acquisition and integration-related costs. Restructuring costs associated with a business combination are expensed. The results of the acquired businesses' operations are included in the consolidated statements of operations and comprehensive income of the combined entity beginning on the date of acquisition. See Note 4 - Acquisitions.

Goodwill, Trade Names, and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which have ranged from 1 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

The Company performs its annual review on October 1. If the quantitative analysis is performed and the reporting unit’s carrying value exceeds its fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value not to exceed the total amount of goodwill allocated to that reporting unit. Additionally, income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss is considered, if applicable.
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
Any related impairment losses are recognized in earnings and included in the caption impairment charges in the consolidated statements of operations and comprehensive income. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.
Debt Discount and Debt Issuance Costs

Stated discounts on proceeds and other fees reimbursed to lenders were treated as a discount associated with the respective debt instrument and presented in the balance sheet as an offset to the carrying amount of the debt. Debt issuance costs associated with the revolving line-of-credit are presented as an asset, included in other assets on the balance sheet. Discounts are amortized to interest expense using the effective interest rate method, or a method that approximates the effective interest rate method, over the expected life of the debt.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2. Summary of Significant Accounting Policies (continued)
Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other state non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and comprehensive income and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.

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

Under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2023 and 2022 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as accrued claims, and the short-term and long-term receivable portion as insurance recovery receivable - current and insurance recovery receivable - non-current, respectively. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2023 and 2022, the Company had outstanding approximately $13.5 million and $17.7 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

Currently, the Company has claims-made primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. The Company has a claims-made professional liability policy for its physicians and advanced practitioners. At December 31, 2023 and 2022, the Company had outstanding $0.3 million and $0.4 million, respectively, of standby letters of credit as collateral to secure reimbursement of expenses under the existing plan.

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

Revenue Recognition

Revenue from the Company’s services is recognized when control of the promised services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to receive in exchange for the service. The Company has concluded that transfer of control of its staffing services, which represents the majority of its revenues, occurs over time as the services are provided.

The following is a description of the nature, amount, timing, and uncertainty of revenue and cash flows from which the Company generates revenue.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2. Summary of Significant Accounting Policies (continued)
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2023 and 2022, the Company's estimate of amounts that had been worked but had not been billed totaled $89.9 million and $152.4 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross Versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of its consolidated revenue for the years ended December 31, 2023, 2022, and 2021. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services. The Company does not, in the ordinary course of business, offer warranties or refunds.

Gross Versus Net Policies
The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:
Managed Service Programs (MSP)
The Company has certain contracts with healthcare facilities to provide comprehensive services through its MSPs. Under these contractual arrangements, the customer’s orders are filled with either one of the Company’s healthcare professionals or a third party’s healthcare professionals (subcontractors).

When its healthcare professional is staffed, the Company determined that it acts as a principal in the arrangement, as it is considered the employer of record. Accordingly, revenue is reported on a gross basis in the consolidated statements of operations and comprehensive income.

Alternatively, the Company determined that it acts as an agent in the arrangement when a subcontracted healthcare professional is staffed, as the Company does not control the services before they are transferred to the customer. Accordingly, revenue is reported on a net basis in the consolidated statements of operations and comprehensive income. The customer is invoiced for the hours worked by the subcontracted healthcare professional multiplied by the hourly bill rate. A subcontractor liability is recognized as a reduction of revenue, net of an administrative fee, and is generally payable after the Company has received payment from its customer. The Company’s administrative fee is calculated as a percentage of the customer’s invoice and is recognized over time as the services are rendered by the subcontracted healthcare professional. The Company does not collect or recognize an upfront placement fee.
Physician Staffing
The Physician Staffing business has contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in these arrangements and, therefore, revenue is reported on a gross basis in the consolidated statements of operations and comprehensive income.

See Note 3 - Revenue Recognition for the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2. Summary of Significant Accounting Policies (continued)
Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. There were no contract assets or material contract liabilities as of December 31, 2023 and 2022.

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

Share-Based Compensation

For the years ended December 31, 2023, 2022, and 2021, the Company granted performance-based stock awards and restricted stock for a fixed number of common shares to employees. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

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

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income, and totaled $6.6 million, $7.4 million, and $6.9 million during the years ended December 31, 2023, 2022, and 2021, respectively. See Note 14 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists of programmatic advertising, display, search, internet, social media, video, and promotional aids and materials. Advertising costs are expensed as incurred and totaled $11.5 million, $16.1 million, and $9.5 million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the consolidated statements of operations and comprehensive income primarily include employee termination costs and lease-related exit costs.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2. Summary of Significant Accounting Policies (continued)
Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Year Ended December 31,
	2023		2022		2021
	(amounts in thousands)
	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs
Balance at beginning of period	$799	$2,196	$160	$2,423	$499	$2,687
Charged to restructuring	2,491	62	792	765	814	544
Payments and adjustments	(2,395)	(1,074)	(153)	(992)	(1,153)	(808)
Balance at end of period	$895	$1,184	$799	$2,196	$160	$2,423

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

Comprehensive Income (Loss)

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying consolidated statements of operations and comprehensive income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was an unrealized loss of $1.5 million at December 31, 2023 and 2022.

The income tax impact related to components of other comprehensive income for the years ended December 31, 2023, 2022 and 2021 is included in unrealized foreign currency translation income (loss), net of tax in the consolidated statements of operations and comprehensive income.

Fair Value Measurements

Financial Accounting Standards Board (FASB) guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Company’s financial assets and liabilities required to be measured at fair value on a recurring basis were its: (i) deferred compensation asset and (ii) deferred compensation liability as of December 31, 2023. See Note 10 - Fair Value Measurements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

2. Summary of Significant Accounting Policies (continued)
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

Recently Adopted Accounting Pronouncements

On October 28, 2021, the FASB issued Accounting Standards Update (ASU) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires contract assets and contract liabilities such as deferred revenue acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers. Generally, this amendment will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree. Historically such amounts were recognized by the acquirer at fair value in acquisition accounting. This guidance is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company adopted this standard in the first quarter of 2023 and will apply the guidance to future acquisitions.

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require that all entities disclose, on an annual basis, disaggregated information regarding income taxes paid and income tax expense. This guidance is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, but retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company expects to adopt this standard for its fiscal year ended December 31, 2025. The Company expects this ASU to only impact its disclosures with no impacts to results of operations, cash flows, and financial condition.

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and requires certain disclosures related to the chief operating decision maker. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company expects to adopt this standard for its fiscal year ended December 31, 2024. The Company expects this ASU to only impact its disclosures with no impacts to results of operations, cash flows, and financial condition.

3. Revenue Recognition
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. See Note 2 - Summary of Significant Accounting Policies.

	Year Ended December 31, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,794,489	$169,077	$1,963,566
Other Services	46,939	9,223	56,162
Total	$1,841,428	$178,300	$2,019,728

	Year Ended December 31, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$2,629,088	$101,440	$2,730,528
Other Services	71,295	4,786	76,081
Total	$2,700,383	$106,226	$2,806,609

	Year Ended December 31, 2021
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,568,974	$67,843	$1,636,817
Other Services	36,807	3,028	39,835
Total	$1,605,781	$70,871	$1,676,652
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

The sellers were eligible to receive up to an additional $8.0 million total in earnout cash consideration based on HireUp's revenues and Adjusted EBITDA for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. Quarterly throughout 2023, the Company performed analyses using multiple updated forecast scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities in the second and third quarters of 2023. The liability of $1.9 million is included in the current portion of earnout liability on the consolidated balance sheets. See Note 10 - Fair Value Measurements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

4. Acquisitions (continued)

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

The remaining excess purchase price over the fair value of net assets acquired of $1.6 million was recorded as goodwill on the Company's consolidated balance sheets. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

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

The sellers are eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint's revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. In the fourth quarter of 2023, the Company performed the earnout calculation for the first measurement period, resulting in an earnout of $4.9 million, which is included in the current portion of earnout liability, and the long-term portion of the liability of $5.0 million is included in the non-current portion of earnout liability on the consolidated balance sheets. The earnout for the first measurement period was paid in the first quarter of 2024. See Note 10 - Fair Value Measurements.

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
The remaining excess purchase price over the fair value of net assets acquired of $20.1 million was recorded as goodwill on the Company's consolidated balance sheets. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

Local Business

On December 15, 2022, the Company purchased and acquired certain assets and assumed certain liabilities of an Ohio based business for a purchase price of $2.0 million in cash, subject to customary post-closing adjustments. The transaction was treated as a purchase of assets for income tax purposes.

During the quarter ended March 31, 2023, an immaterial amount was recorded as goodwill on the Company's consolidated balance sheets. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

4. Acquisitions (continued)

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

The sellers were eligible to receive an earnout based on the business’ performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. In the third quarter of 2022, the Company determined that the contingent consideration earnout was achieved for the 2021 through 2022 period and, as a result, the Company made a $7.5 million earnout payment. In the third quarter of 2023, the Company determined that the contingent consideration earnout was achieved for the 2022 through 2023 period and, as a result, the Company made the final $7.5 million earnout payment. See Note 10 - Fair Value Measurements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

4. Acquisitions (continued)

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

Acquisition-related costs

Acquisition-related costs associated with the Company's acquisitions of $1.1 million for the year ended December 31, 2021, and an immaterial amount for the years ended December 31, 2023 and 2022, have been included in selling, general and administrative expenses on its consolidated statements of operations and comprehensive income.
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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$45,930	$24,971	$20,959	$33,430	$22,033	$11,397
Customer relationships	52,538	26,286	26,252	47,738	21,672	26,066
Non-compete agreements	—	—	—	4	3	1
Trade names	900	548	352	30	16	14
Software	1,700	695	1,005	1,700	355	1,345
Other intangible assets, net	$101,068	$52,500	$48,568	$82,902	$44,079	$38,823
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

During 2023, fully amortized intangible assets of $3.4 million related to databases, and immaterial amounts related to non-compete agreements and trade names, along with the related accumulated amortization, were removed from the table above.
As of December 31, 2023, estimated annual amortization expense was as follows:

Years Ending December 31:	(amounts in thousands)
2024	$10,481
2025	9,570
2026	8,362
2027	6,191
2028	4,790
Thereafter	9,174
$48,568

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Balances as of December 31, 2023
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

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2023 and 2022 and determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective carrying values. Although management believes that the Company’s current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of December 31, 2023 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company wrote off certain IT projects and recorded immaterial impairment charges during the year ended December 31, 2023, and impairment charges of $1.9 million during the year ended December 31, 2022.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

6. Property and Equipment

The Company’s property and equipment consists of the following:

		December 31,
	Useful Lives	2023	2022
		(amounts in thousands)
Computer equipment	3-5 years	$5,236	$6,167
Computer software	1-10 years	34,531	22,518
Office equipment	5 years	467	473
Furniture and fixtures	7 years	703	2,078
Construction in progress	(a)	998	3,462
Leasehold improvements	(b)	1,212	2,646
		43,147	37,344
Less accumulated depreciation and amortization		(15,808)	(17,682)
		$27,339	$19,662
_______________

(a) Primarily related to software development.
(b) See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

7. Balance Sheet Details

	December 31,
	2023	2022
	(amounts in thousands)
Insurance recovery receivable - current:
Health	$886	$1,143
Workers’ compensation	2,687	3,117
Professional liability	5,524	3,174
	$9,097	$7,434
Insurance recovery receivable - non-current:
Workers’ compensation	$8,037	$5,831
Professional liability	17,677	17,227
	$25,714	$23,058
Other assets:
Security deposits	$720	$724
Deferred compensation	3,298	2,477
Net debt issuance costs	2,623	3,437
Finance lease right-of-use assets	—	11
Post employment benefit	32	—
	$6,673	$6,649
Accounts payable and accrued expenses:
Trade accounts payable	$3,040	$12,863
Subcontractor payable	66,347	145,587
Accrued expenses	15,946	27,057
	$85,333	$185,507
Accrued compensation and benefits:
Salaries and payroll taxes	$27,042	$40,983
Bonuses and commissions	2,893	11,798
Workers’ compensation	8,476	9,147
Professional liability	6,252	3,426
Health care	6,550	6,179
Vacation	1,084	1,072
	$52,297	$72,605
Accrued claims:
Workers’ compensation	$14,798	$14,699
Professional liability	20,055	21,182
	$34,853	$35,881
Other liabilities:
Restructuring	$474	$1,084
Deferred taxes	401	247
Deferred compensation	3,343	2,507
	$4,218	$3,838

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

8. Debt

The Company's debt consists of the following:

	December 31, 2023		December 31, 2022
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Term Loan, interest of 10.14% at December 31, 2022	$—	$—	$73,875	$(1,940)
Senior Secured Asset-Based Loan, interest of 6.99% and 5.90% at December 31, 2023 and 2022, respectively	—	(2,623)	76,800	(3,437)
Debt	$—	$(2,623)	$150,675	$(5,377)

As of December 31, 2023 and 2022, all debt is considered non-current debt on the consolidated balance sheets.The Company has elected to present the debt issuance costs associated with its revolving line-of-credit as an asset, which is included in other assets on the consolidated balance sheets. As a result, the debt in the above table will not agree to debt on the consolidated balance sheets herein.

In addition to its scheduled payments, the Company made optional prepayments of $50.0 million on its term loan on June 23, 2022 and October 26, 2022, totaling $100.0 million, to reduce interest costs. The Company was entitled to determine the application of the prepayments, which were applied to all future amortization payments, with the balance applied to the remaining balloon payment in 2027. On June 30, 2023, the Company repaid all outstanding obligations under the term loan and terminated the Term Loan Agreement (as defined below).
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

On April 14, 2023, the Company amended its Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at the election of the borrowers, plus an applicable margin. With respect to any SOFR loan, the rate per annum was equal to the Term SOFR (as defined in the Term Loan Second Amendment) for the interest period plus an adjustment of              basis points due to the credit spread associated with the transition to SOFR.

In the second and fourth quarters of 2022, the Company made early prepayments totaling $100.0 million, and incurred prepayment premiums of $1.0 million pursuant to the Term Loan Agreement. Debt issuance costs of $1.4 million and $1.3 million were written off in the second and fourth quarters of 2022, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

8. Debt (continued)
On June 30, 2023, the Company repaid all outstanding obligations of $73.9 million under the term loan and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023. There were no prepayment premiums associated with the payoff and all subsidiary guarantees of the term loan were automatically released.
Any prepayment premiums and write-off of debt issuance costs are included as loss on early extinguishment of debt in the consolidated statements of operations and comprehensive income.
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

On March 21, 2022, the Company amended its Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years through March 21, 2027, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the SOFR or Base Rate, at the election of the borrowers, plus an applicable margin. The applicable margin will increase 10 basis points due to the credit spread associated with the transition to SOFR.

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

Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. Availability under the ABL will be used for general corporate purposes. At December 31, 2023, borrowing base availability under the ABL was $220.6 million. The Company had no borrowings drawn, and $13.8 million of letters of credit outstanding

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

8. Debt (continued)
related to workers' compensation and professional liability policies (See Note 2 - Summary of Significant Accounting Policies), leaving $206.8 million of excess availability.

As of December 31, 2023, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.60% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.50% for the revolving portion. The SOFR and Base Rate margins are subject to monthly pricing adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors (as defined therein), subject to customary exceptions.

The Loan Agreement also contains customary events of default. If an event of default under the Loan Agreement occurs and remains uncured, then the administrative agent or the requisite lenders may declare any outstanding obligations to be immediately due and payable. In addition, if the Company or any of its subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Agreement will automatically become due and payable.

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

9. Leases

The Company’s lease population of its right-of-use assets and lease liabilities is substantially related to the rental of office space. The Company enters into lease agreements as a lessee that may include options to extend or terminate early. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent months during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases, such as receiving up to a specified dollar amount to construct tenant improvements. These leases do not include residual value guarantees, covenants, or other restrictions. See Note 2 - Summary of Significant Accounting Policies.

Beginning in the second quarter of 2020, in connection with the global pandemic, the Company expedited restructuring plans and either reduced or fully vacated leased office space. The decision and change in the use of space resulted in a right-of-use asset impairment charge of $2.8 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively, and an immaterial right-of-use asset impairment charge for the year ended December 31, 2023. These losses were determined by comparing the fair value of the impacted right-of-use assets to the carrying value of the assets as of the impairment measurement date. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the year ended December 31, 2022, the Company wrote off a total of $0.9 million of leasehold improvements and other property and equipment related to these locations, and wrote off an immaterial amount in 2023 and 2021. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

9. Leases (continued)

The table below presents the lease-related assets and liabilities included on the consolidated balance sheets:

Classification on Consolidated Balance Sheets:	December 31, 2023	December 31, 2022
	(amounts in thousands)
Operating lease right-of-use assets	$2,599	$3,254
Operating lease liabilities - current	$2,604	$4,132
Operating lease liabilities - non-current	$2,663	$4,880

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	2.2 years	2.3 years
Weighted average discount rate	6.36%	6.31%
The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the consolidated balance sheets as of December 31, 2023:

Years Ending December 31:	(amounts in thousands)
2024	$2,850
2025	2,185
2026	318
2027	180
2028	114
Total minimum lease payments	5,647
Less: amount of lease payments representing interest	(380)
Present value of future minimum lease payments	5,267
Less: operating lease liabilities - current	(2,604)
Operating lease liabilities - non-current	$2,663

Other Information

The table below provides information regarding supplemental cash flows:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$4,859	$5,753	$6,150
Right-of-use assets acquired under operating lease	$1,040	$473	$1,059

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

9. Leases (continued)

The components of lease expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Amounts Included in Consolidated Statements of Operations and Comprehensive Income:
Operating lease expense	$1,681	$2,550	$3,538
Short-term lease expense	$3,209	$5,114	$3,695
Variable and other lease costs	$724	$2,195	$1,957

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the consolidated statements of operations and comprehensive income, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material. Variable and other lease costs for the year ended December 31, 2022 include a benefit associated with the early termination of a lease for one of the Company's corporate offices which was previously restructured.

As of December 31, 2023, the Company did not have any material operating leases which had not yet commenced. The Company had an immaterial amount of finance lease contracts related to other equipment rentals for the years ended December 31, 2022 and 2021, which are not included in the above disclosures, and no finance lease contracts for the year ended December 31, 2023.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured at fair value on a recurring basis were primarily its: (i) deferred compensation asset included in other assets; and (ii) deferred compensation liability included in other liabilities on its consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	December 31, 2023	December 31, 2022
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$3,298	$2,477
Financial Liabilities:
(Level 1)
Deferred compensation liability	$3,343	$2,507

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized. During the years ended December 31, 2023, 2022, and 2021, certain IT projects were written off and leases were vacated resulting in an impairment of the related IT assets and right-of-use assets along with related property and equipment, respectively, using Level 3 inputs to determine remeasured fair value of these assets. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases for more information about these impairments.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

10. Fair Value Measurements (continued)
Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. Other financial instruments not measured or recorded at fair value include: (i) ABL, (ii) term loan, and (iii) through (v) earnout liabilities related to the WSG, Selected, Mint, and HireUp acquisitions, as discussed below.

(i) The carrying amount of the Company's ABL approximates fair value because the interest rates are variable and reflective of market rates.
(ii) On June 30, 2023, the Company repaid all outstanding obligations of $73.9 million under the term loan and terminated the Term Loan Agreement. See Note 8 - Debt. Prior to termination, the estimated fair value of the Company’s term loan was calculated applying an interest rate lattice model using Level 2 inputs from available market information.
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
(iv) Potential earnout payments related to the Mint acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. The Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. In the fourth quarter of 2023, the Company performed the earnout calculation for the first measurement period, resulting in an earnout of $4.9 million included in the current portion of earnout liability, which was paid in the first quarter of 2024. The long-term portion of the liability of $5.0 million is included in the non-current portion of earnout liability on the consolidated balance sheets. The earnout liability's carrying amount approximates fair value. See Note 4 - Acquisitions.
(v) Potential earnout payments related to the HireUp acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. Quarterly throughout 2023, the Company performed analyses using multiple updated forecast scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities in the second and third quarters of 2023. The liability of $1.9 million is included in the current portion of earnout liability on the consolidated balance sheets. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(amounts in thousands)
Financial Liabilities:
(Level 2)
Senior Secured Asset-Based Loan	$—	$—	$76,800	$76,800
Term Loan, net	$—	$—	$78,375	$71,221
Earnout Liability (WSG)	$—	$—	$7,500	$7,500
Earnout Liability (Mint)	$9,884	$9,884	$10,000	$10,000
Earnout Liability (HireUp)	$1,910	$1,910	$8,000	$8,000

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

10. Fair Value Measurements (continued)
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

Contributions by the Company, net of forfeitures, under this plan were $2.6 million for the years ended December 31, 2023 and 2022, and $1.0 million for the year ended December 31, 2021. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company maintains a 2003 Deferred Compensation Plan, which was frozen effective December 31, 2017, and a 2017 Nonqualified Deferred Compensation Plan, each a non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Code. Under the deferred compensation plans, certain designated key employees may elect to defer the receipt of a portion of their annual base salary, bonus and commission to the deferred compensation plans. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment, or death during employment. Under certain circumstances described in the deferred compensation plans, participants may receive distributions during employment. In connection with the deferred compensation plans, the Company elected to invest in amounts consistent with the participants' choices of allocations to funds. Participants of the deferred compensation plans are the Company’s unsecured general creditors with respect to the deferred compensation plan benefits. The liability for the deferred compensation is included in other long-term liabilities in the consolidated balance sheets and was $3.3 million and $2.5 million at December 31, 2023 and 2022, respectively.

12. Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company’s current assessments, including available insurance recoveries, which would impact the Company’s profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company’s financial results. During the third quarter of 2021, the Company entered into an agreement providing for the reimbursement of $1.6 million in legal fees relating to a grand jury subpoena disclosed in a previous Annual Report on Form 10-K, which was collected in the fourth quarter of 2021. The Company believes the outcome of any outstanding loss contingencies as of December 31, 2023 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company operates in all 50 states and numerous local jurisdictions, some of which assess sales and other state non-income taxes on our services. In the past, it has been subject to routine audits by authorities in the jurisdictions which have resulted in assessments of additional taxes, interest and penalties. The Company accrues sales and other state non-income tax liabilities

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

12. Contingencies (continued)

based on its best estimate of the probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s services offered, subjectivity exists as to both whether sales and other state non-income taxes can be assessed. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states and local jurisdictions are materially accurate. The expense is included in selling, general and administrative expenses in its consolidated statements of operations and comprehensive income and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

13. Income Taxes

The components of the Company's income before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
United States	$102,200	$255,661	$132,809
Foreign	694	664	399
Income before income taxes	$102,894	$256,325	$133,208

 The components of the Company’s income tax expense are as follows:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Current:
Federal	$19,871	$48,664	$5,165
State	8,940	13,919	5,638
Foreign	148	219	330
Total	28,959	62,802	11,133
Deferred:
Federal	554	383	892
State	596	4,623	(10,648)
Foreign	154	56	(171)
Total	1,304	5,062	(9,927)
Income tax expense	$30,263	$67,864	$1,206

Deferred income taxes reflect the Company's net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

13. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$912	$96
Allowance for doubtful accounts	5,321	3,471
Intangible assets	7,072	7,518
Net operating loss carryforwards	1,054	1,389
Accrued professional liability	851	1,118
Accrued workers’ compensation	3,097	3,631
Share-based compensation	1,197	992
Operating lease liabilities	1,319	2,228
Credit carryforwards	—	1
Other	1,016	630
Gross deferred tax assets	21,839	21,074
Valuation allowance	(2)	(2)
	21,837	21,072
Deferred Tax Liabilities:
Depreciation	(967)	(1,411)
Indefinite-lived intangibles	(14,296)	(11,829)
Operating lease right-of-use assets	(620)	(740)
Tax on unrepatriated earnings	(401)	(247)
	(16,284)	(14,227)
Net deferred taxes	$5,553	$6,845

As of December 31, 2023 and 2022, the Company had immaterial valuation allowances on its deferred tax assets.

As of December 31, 2023, the Company had approximately $22.9 million of state net operating loss carryforwards, and an immaterial amount of foreign net operating loss carryforwards. The NOLs expire as follows: state between 2024 and 2041 and foreign between 2024 and 2028. As a result of the 2017 Tax Act, certain state NOLs generated in 2020, 2019, and 2018 carry forward indefinitely.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

13. Income Taxes (Continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax expense is as follows:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Tax at U.S. statutory rate	$21,608	$53,828	$27,974
State taxes, net of federal benefit	6,834	15,423	8,573
Noncontrolling interest	—	—	(5)
Non-deductible items(a)	573	179	550
Foreign tax expense	155	136	76
Valuation allowances	1	1	(37,450)
Uncertain tax positions	2,771	(1,694)	1,891
Officers' compensation	(275)	404	344
Return to provision	(482)	(169)	44
Other	(922)	(244)	(791)
Income tax expense	$30,263	$67,864	$1,206
________________

(a) Includes non-deductible meals and incidentals and other miscellaneous non-deductible items.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Balance at January 1	$7,581	$9,179	$6,891
Additions based on tax positions related to the current year	2,737	349	1,873
Additions (reductions) based on tax positions related to prior years	59	(1,947)	—
Reductions as a result of a lapse of applicable statute of limitations	—	—	(47)
Other	—	—	462
Balance at December 31	$10,377	$7,581	$9,179

There were no short-term unrecognized tax benefits as of December 31, 2023 and 2022. Long-term unrecognized tax benefits, including interest, are presented in uncertain tax positions in the consolidated balance sheets and were $10.6 million and $7.6 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $10.0 million and $7.2 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2023, 2022, and 2021, accruals for the payment of interest and penalties were immaterial. Tax years 2012 through 2023 remain open to examination by certain taxing jurisdictions.

An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward if such carryforward would offset the disallowance of the tax position. As a result of the Company’s utilization of its federal net operating loss carryforward and a material amount of state net operating loss carryforwards, the Company reclassified $0.4 million of unrecognized tax benefits from deferred tax assets to long-term liabilities in the year ended December 31, 2022. Further, for the year ended December 31, 2021, the Company reclassified $0.5 million, representing the federal benefit of state unrecognized tax benefits, in the tabular rollforward from unrecognized tax benefits to deferred tax assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
14. Stockholders’ Equity

Stock Repurchase Program

On August 16, 2022, the Company’s Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby the Company may repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The New Repurchase Program was effective immediately and may be discontinued at any time at the Board of Directors’ discretion. In addition to the repurchase of $100.0 million of its shares of common stock under the New Repurchase Program, the Company was authorized to continue to repurchase any remaining shares available for repurchase under the Company’s previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, the Company commenced repurchases under the New Repurchase Program during the third quarter of 2022. During the fourth quarter of 2022, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company’s blackout periods, effective through November 2, 2023.
On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the New Repurchase Program was set at $100.0 million. The shares can be repurchased from time-to-time in the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of repurchases under the New Repurchase Program will be subject to the Company’s available liquidity and cash on hand, applicable legal requirements, the terms of the Company’s Loan Agreement, general market conditions, and other factors. The New Repurchase Program does not obligate the Company to repurchase any particular number of shares of common stock and may be discontinued by the Board of Directors at any time. During the third quarter of 2023, the Company entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024.
During the year ended December 31, 2023, the Company repurchased and retired a total of 2,343,583 shares of common stock for $57.6 million, at an average market price of $24.58 per share. During the year ended December 31, 2022, the Company repurchased and retired, under both programs, a total of 1,364,815 shares of common stock for $35.3 million, at an average market price of $25.83 per share. During the year ended December 31, 2021, the Company did not repurchase any shares of its common stock.
As of December 31, 2023, the Company had $77.3 million remaining for share repurchase under the New Repurchase Program, subject to certain conditions in the Company's Loan Agreement. At December 31, 2023, the Company had 34,384,905 unrestricted shares of common stock outstanding. The Company may repurchase up to an aggregate amount not to exceed $5.0 million pursuant to its Loan Agreement, in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in the agreement. In 2023, the conditions were met to repurchase an unlimited number of shares.
Share-Based Payments

On May 19, 2020, the Company’s stockholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the Cross Country Healthcare, Inc. 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The Company’s 2017 Plan and 2020 Plan (Plans) provide for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Internal Revenue Code, and other stock-based awards, all as defined by the Plans, to eligible employees, consultants and non-employee Directors. The Plans include Section 162(m) performance goals so that certain incentive awards granted to certain executive officers of the Company may qualify as exempt performance-based compensation. However, Section 162(m) of the Internal Revenue Code updated in conjunction with

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

14. Stockholders’ Equity (continued)
the 2017 Tax Act in November 2018 limits a publicly-held corporation’s federal tax deduction for compensation paid to “covered employees” to $1.0 million per year, for non-performance and performance shares.

Restricted stock awards granted under the Company’s Plans entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant. The shares vest ratably over a three-year period ending on the anniversary date of the grant, and vesting is subject to the employee’s continuing employment. There is no partial vesting, and any unvested portion is forfeited. Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets.

The following table summarizes restricted stock awards and performance stock awards activity issued under the Plans for the year ended December 31, 2023:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2023	674,508	$14.53	476,086	$12.56
Granted	319,312	$22.87	200,487	$19.23
Vested	(404,873)	$12.51	(238,253)	$6.74
Forfeited	(41,413)	$20.70	(21,123)	$19.28
Unvested restricted stock awards, December 31, 2023	547,534	$20.42	417,197	$18.75

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

On March 31, 2023, 2022, and 2021, the Company awarded performance stock totaling 160,782, 126,576, and 160,416, respectively. The Company awarded an additional 16,921 and 7,908 shares of performance stock in the second quarter of 2022 and 2021, respectively. If the minimum level of performance is attained for the 2023, 2022, and 2021 awards, restricted stock will be issued with a vesting date of the third anniversary of such grant date. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2023, the Company's Compensation Committee of the Board of Directors approved a 120% level of attainment for the 2020 performance-based share awards, resulting in the issuance of 238,253 performance shares that vested on March 31, 2023.

As of December 31, 2023, the Company had approximately $6.8 million of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.46 years. The fair value of shares vested was approximately $9.3 million, $12.1 million, and $8.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, the Company had approximately $1.7 million of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.26 years, the remaining service period. The fair value of shares vested was approximately $5.3 million and $3.7 million for the years ended December 31, 2023 and 2022. No shares vested for the year ended December 31, 2021.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

15. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$72,631	$188,461	$132,002

Denominator:
Weighted average common shares - Basic	35,158	37,012	36,689
Effective of diluted shares:
Share-based awards	318	524	703
Weighted average common shares - Diluted	35,476	37,536	37,392

Net income per share attributable to common stockholders - Basic	$2.07	$5.09	$3.60

Net income per share attributable to common stockholders - Diluted	$2.05	$5.02	$3.53

The following table represents the share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Share-based awards	2	55	6

16. Related Party Transactions

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Kevin C. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. In 2023, 2022, and 2021, the Company incurred an immaterial amount in expenses. The Company had an immaterial payable balance at December 31, 2023 and 2022.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $1.2 million, $1.8 million and $0.7 million, respectively, for the years ended December 31, 2023, 2022 and 2021. Accounts receivable due from these entities was an immaterial amount at December 31, 2023 and 2022.

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, who is currently a business unit president with the Company, was an agent of the lessor. The lease for WSGs headquarters was terminated at the end of the first quarter of 2023. The Company paid an immaterial amount in

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

16. Related Party Transactions (continued)

rent expense for these premises for the years ended December 31, 2023, 2022 and 2021, and had no payable balance at December 31, 2023 or 2022.

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

17. Segment Data

In the first quarter of 2021, the Company modified its disclosures of reportable segments to better align with its management structure and to reflect how the operating results are regularly reviewed by the chief operating decision maker, resulting in two reportable segments, Nurse and Allied Staffing and Physician Staffing. The Company’s segments offer services to its customers as described below:

•Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel and local nurse and allied professionals, and healthcare leaders within nursing, allied, physician, human resources, and finance, MSP services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company's SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services. Its customers include: public and private acute-care and non-acute care hospitals, government facilities, local and national healthcare plans, managed care providers, public schools and charter schools, academic medical centers, Programs of All-Inclusive Care for the Elderly (PACE) programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

17. Segment Data (continued)
Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2023	2022	2021
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$1,841,428	$2,700,383	$1,605,781
Physician Staffing	178,300	106,226	70,871
	$2,019,728	$2,806,609	$1,676,652
Contribution income:
Nurse and Allied Staffing	$196,777	$355,447	$205,738
Physician Staffing	9,788	5,508	4,328
	206,565	360,955	210,066

Corporate overhead(a)	71,049	67,087	55,142
Depreciation and amortization	18,347	12,576	9,852
Restructuring costs	2,553	1,861	2,630
Legal settlement charges	1,125	—	—
Impairment charges	719	5,597	2,070
Other costs(b)	59	726	1,068
Income from operations	$112,713	$273,108	$139,304
_______________

(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).
(b) Other costs include acquisition and integration-related costs.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

18. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations and comprehensive income information for each quarter of 2023 and 2022. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023	(amounts in thousands, except per share data)
Revenue from services	$622,707	$540,695	$442,291	$414,035
Gross profit(a)	139,423	123,139	97,359	90,489
Net income attributable to common stockholders	29,436	21,345	12,812	9,038
Net income per share attributable to common stockholders - Basic(b)	$0.82	$0.60	$0.37	$0.26
Net income per share attributable to common stockholders - Diluted(b)	$0.81	$0.60	$0.36	$0.26

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022	(amounts in thousands, except per share data)
Revenue from services	$788,732	$753,561	$636,098	$628,218
Gross profit(a)	174,794	170,405	143,545	138,942
Net income attributable to common stockholders	61,983	52,894	34,793	38,791
Net income per share attributable to common stockholders - Basic(b)	$1.67	$1.41	$0.94	$1.06
Net income per share attributable to common stockholders - Diluted (b)	$1.63	$1.40	$0.93	$1.05
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

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•During the first and third quarters of 2022, the Company recorded impairment charges of $1.7 million and $2.0 million, respectively, related to right-of-use assets and related property in connection with vacated leases, and $1.9 million related to the write-off of an IT project in the third quarter. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases.
•On December 13, 2022, the Company acquired Hireup Leadership Inc. and on October 3, 2022, the Company acquired Mint Medical Physician Staffing, LP and Lotus Medical Staffing LLC. The acquisitions were not material and have been accounted for using the acquisition method. The results of the acquisitions' operations have been included in the consolidated statements of operations and comprehensive income from their dates of acquisition. See Note 4 - Acquisitions.
•The Company incurred restructuring costs primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of planned cost savings initiatives. The Company recorded expenses of $0.9 million in both the second and fourth quarters of 2023. In 2022, the Company recorded a benefit of $1.1 million associated with the early termination of the lease for one of the Company's corporate offices in the second quarter, which was previously restructured, and recorded expenses in the third quarter of $2.5 million.
•The Company recorded loss on early extinguishment of debt of $1.7 million in the second quarter of 2023, consisting of the write-off of debt issuance costs related to the payoff and termination of the term loan on June 30, 2023. In the second and fourth quarters of 2022, the Company recorded loss on early extinguishment of debt of $1.9 million and $1.8 million, respectively, consisting of a prepayment premium and the write-off of debt issuance costs related to the optional prepayments on its term loan. See Note 8 - Debt.
•During the second quarter of 2022, the Company recognized a gain on lease termination of $1.1 million as a result of the early termination of the lease for one of the Company's corporate offices.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

18. Quarterly Financial Data (Unaudited) (continued)
•During the first quarter of 2023, the Company incurred $1.1 million, including legal fees, to settle a wage and hour class action lawsuit.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2023, 2022, AND 2021

	Balance at Beginning of Period	Charged to (Released from) Operations	Write-Offs, Net of Recoveries		Other Changes	Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2023	$14,696	$17,355	$(11,504)	(a)	$—	$20,547
Year Ended December 31, 2022	$6,881	$15,327	$(7,512)	(a)	$—	$14,696
Year Ended December 31, 2021	$4,021	$6,499	$(3,639)	(a)	$—	$6,881

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2023	$2	$—	$—		$—	$2
Year Ended December 31, 2022	$20	$—	$(18)		$—	$2
Year Ended December 31, 2021	$37,472	$(37,449)	$—		$(3)	$20
________________

(a) Uncollectible accounts written off, net of recoveries.

II- 1