Form 10-Q
period 2024-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2024-05-02
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 34,774,058 shares of common stock, par value $0.0001 per share, as of April 22, 2024.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the overall macroeconomic environment, including increased inflation and interest rates, demand for the healthcare services we provide, both nationally and in the regions in which we operate, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, including data privacy and protection laws, social, ethical, and security issues relating to the use of artificial intelligence, our customers’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), as filed and updated in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

March 31, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$5,242	$17,094
Accounts receivable, net of allowances of $20,145 in 2024 and $20,547 in 2023	357,458	372,352
Income taxes receivable	6,326	6,898
Prepaid expenses	7,616	7,681
Insurance recovery receivable	8,815	9,097
Other current assets	1,861	2,031
Total current assets	387,318	415,153
Property and equipment, net of accumulated depreciation of $17,135 in 2024 and $15,808 in 2023	28,200	27,339
Operating lease right-of-use assets	1,831	2,599
Goodwill	135,430	135,430
Other intangible assets, net	51,742	54,468
Deferred tax assets	6,805	5,954
Insurance recovery receivable	23,120	25,714
Cloud computing	7,209	5,987
Other assets	6,784	6,673
Total assets	$648,439	$679,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$68,921	$85,333
Accrued compensation and benefits	51,606	52,297
Operating lease liabilities	2,362	2,604
Earnout liability	4,100	6,794
Other current liabilities	1,453	1,559
Total current liabilities	128,442	148,587
Operating lease liabilities	2,130	2,663
Accrued claims	34,299	34,853
Earnout liability	—	5,000
Uncertain tax positions	11,339	10,603
Other liabilities	4,039	4,218
Total liabilities	180,249	205,924

Commitments and contingencies

Stockholders’ equity:
Common stock	4	4
Additional paid-in capital	228,525	236,417
Accumulated other comprehensive loss	(1,388)	(1,385)
Retained earnings	241,049	238,357
Total stockholders’ equity	468,190	473,393
Total liabilities and stockholders’ equity	$648,439	$679,317

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenue from services	$379,174	$622,707
Operating expenses:
Direct operating expenses	301,877	483,284
Selling, general and administrative expenses	63,252	84,260
Bad debt expense	1,290	4,908
Depreciation and amortization	4,642	4,904
Restructuring costs	938	429
Legal and other losses	3,650	1,125
Impairment charges	604	—
Total operating expenses	376,253	578,910
Income from operations	2,921	43,797
Other expenses (income):
Interest expense	462	3,690
Other income, net	(1,230)	(12)
Income before income taxes	3,689	40,119
Income tax expense	997	10,683
Net income attributable to common stockholders	$2,692	$29,436

Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain, net of tax	(3)	7
Comprehensive income	$2,689	$29,443

Net income per share attributable to common stockholders - Basic	$0.08	$0.82

Net income per share attributable to common stockholders - Diluted	$0.08	$0.81

Weighted average common shares outstanding:
Basic	34,216	35,864
Diluted	34,597	36,560

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2024 and 2023
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$238,357	$473,393
Vesting of restricted stock	251	—	(2,706)	—	—	(2,706)
Equity compensation	—	—	1,198	—	—	1,198
Stock repurchase and retirement	(310)	—	(6,368)	—	—	(6,368)
Stock repurchase excise tax	—	—	(16)	—	—	(16)
Foreign currency translation adjustment, net of taxes	—	—	—	(3)	—	(3)
Net income	—	—	—	—	2,692	2,692
Balances at March 31, 2024	34,326	$4	$228,525	$(1,388)	$241,049	$468,190

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$165,726	$457,219
Vesting of restricted stock	375	—	(4,513)	—	—	(4,513)
Equity compensation	—	—	1,775	—	—	1,775
Stock repurchase and retirement	(1,224)	—	(31,760)	—	—	(31,760)
Stock repurchase excise tax	—	—	(234)	—	—	(234)
Foreign currency translation adjustment, net of taxes	—	—	—	7	—	7
Net income	—	—	—	—	29,436	29,436
Balances at March 31, 2023	35,454	$4	$258,144	$(1,380)	$195,162	$451,930

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Consolidated net income	$2,692	$29,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,642	4,904
Provision for allowances	1,170	6,171
Deferred income tax benefit	(809)	(597)
Non-cash lease expense	241	252
Impairment charges	604	—
Equity compensation	1,198	1,775
Other non-cash costs	203	316
Changes in operating assets and liabilities:
Accounts receivable	13,724	7,887
Prepaid expenses and other assets	(1,227)	(471)
Income taxes	1,293	9,897
Accounts payable and accrued expenses	(15,492)	(11,991)
Operating lease liabilities	(785)	(1,084)
Other	(1,443)	370
Net cash provided by operating activities	6,011	46,865

Cash flows from investing activities
Purchases of property and equipment	(2,210)	(3,678)
Acquisition-related settlements	—	182
Net cash used in investing activities	(2,210)	(3,496)

Cash flows from financing activities
Borrowings under Senior Secured Asset-Based revolving credit facility	14,166	347,434
Repayments on Senior Secured Asset-Based revolving credit facility	(14,166)	(357,834)
Cash paid for shares withheld for taxes	(2,706)	(4,514)
Stock repurchase and retirement	(6,368)	(31,760)
Payment of contingent consideration	(6,579)	—
Other	—	(7)
Net cash used in financing activities	(15,653)	(46,681)

Effect of exchange rate changes on cash	—	(1)
Change in cash and cash equivalents	(11,852)	(3,313)
Cash and cash equivalents at beginning of period	17,094	3,604
Cash and cash equivalents at end of period	$5,242	$291

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in the 2023 Form 10-K. The December 31, 2023 condensed consolidated balance sheet included herein was derived from the December 31, 2023 audited consolidated balance sheet included in the 2023 Form 10-K.

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

Risks and Uncertainties

The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. See associated risk factors in Item 1A. Risk Factors in the 2023 Form 10-K.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for doubtful accounts and sales allowances. Estimated revenue for the Company employees’, subcontracted employees’, and independent contractors’ time worked but not yet billed at March 31, 2024 and December 31, 2023 totaled $76.5 million and $89.9 million, respectively.

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

The opening balance of the allowance for doubtful accounts is reconciled to the closing balance for expected credit losses as follows:

	2024	2023
	(amounts in thousands)
Balance at January 1	$19,640	$13,058
Bad Debt Expense	1,290	4,908
Write-Offs, net of Recoveries	(1,555)	54
Balance at March 31	$19,375	$18,020

In addition to the allowance for doubtful accounts, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of March 31, 2024 and December 31, 2023 was $0.8 million and $0.9 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2024 and 2023, or the Company’s accounts receivable balance as of March 31, 2024 and December 31, 2023. In 2023, there was an increase in bad debt expense primarily driven by a deterioration in our accounts receivable aging stemming from a single managed service programs (MSP) customer. Although the Company expects to recover the remaining balance, further reserves may be required in the event this customer does not continue making payments or experiences a material deterioration in their financial condition.

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

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2024	$895	$1,184
Charged to restructuring	188	525
Payments and adjustments	(759)	(218)
Balance at March 31, 2024	$324	$1,491

Recent Accounting Pronouncements

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require that all entities disclose, on an annual basis, disaggregated information regarding income taxes paid and income tax expense. This guidance is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, but retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company expects to adopt this standard for its annual report for the fiscal year ended December 31, 2025. The Company expects this ASU to only impact its disclosures with no impacts to results of operations, cash flows, and financial condition.

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and requires certain disclosures related to the chief operating decision maker. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company expects to adopt this standard for its fiscal year ended December 31, 2024. The Company expects this ASU to only expand its disclosures with no impacts to results of operations, cash flows, and financial condition.

3.    REVENUE RECOGNITION

The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended March 31, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$324,974	$44,489	$369,463
Other Services	7,212	2,499	9,711
Total	$332,186	$46,988	$379,174

	Three Months ended March 31, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$567,650	$38,197	$605,847
Other Services	14,652	2,208	16,860
Total	$582,302	$40,405	$622,707
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

The sellers were eligible to receive up to an additional $8.0 million in earnout cash consideration based on HireUp's revenues and Adjusted EBITDA for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. Quarterly throughout 2023, and during the first quarter of 2024, the Company performed analyses using multiple updated forecasted scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities in the second and third quarters of 2023. The Company paid the remaining earnout liability of $1.7 million in the first quarter of 2024. See Note 10 - Fair Value Measurements.

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

The sellers were eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint's revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. In the fourth quarter of 2023, the Company performed a calculation for the first measurement period, resulting in the achievement of a $4.9 million earnout, which was paid in the first quarter of 2024. During the first quarter of 2024, the Company performed analyses using multiple updated forecasted scenarios and determined that the earnout for the second measurement period would only be partially achieved and, as a result, recognized a decrease in the fair value of the related liabilities. The remaining liability of $4.1 million is included in the current portion of earnout liability on the condensed consolidated balance sheets. See Note 10 - Fair Value Measurements.

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

The above acquisitions made in 2022, HireUp and Mint, both individually and in the aggregate, were not significant and have been accounted for using the acquisition method of accounting. The pro-forma impact on the Company's consolidated revenue from services and net income, including the pro forma effect of events that are directly attributable to the acquisitions, was not significant.

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

5.    COMPREHENSIVE INCOME

Total comprehensive income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.5 million as of March 31, 2024 and December 31, 2023.

The income tax impact related to components of other comprehensive income for the three months ended March 31, 2024 and 2023 is included in unrealized foreign currency translation (loss) gain, net of tax in the condensed consolidated statements of operations and comprehensive income.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2024	2023
	(amounts in thousands, except per share data)
Numerator:
Net income attributable to common stockholders - Basic and Diluted	$2,692	$29,436

Denominator:
Weighted average common shares - Basic	34,216	35,864
Effect of diluted shares:
Share-based awards	381	696
Weighted average common shares - Diluted	34,597	36,560

Net income per share attributable to common stockholders - Basic	$0.08	$0.82

Net income per share attributable to common stockholders - Diluted	$0.08	$0.81

The following table represents the share-based awards that could potentially dilute net income per share attributable to common stockholders in the future that were not included in the computation of diluted net income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended
	March 31,
	2024	2023
	(amounts in thousands)
Share-based awards	5	—

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$45,930	$26,362	$19,568	$45,930	$24,971	$20,959
Customer relationships	52,538	27,424	25,114	52,538	26,286	26,252
Trade names	900	660	240	900	548	352
Software	1,700	780	920	1,700	695	1,005
Other intangible assets, net	$101,068	$55,226	$45,842	$101,068	$52,500	$48,568
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of March 31, 2024, estimated annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2024	$7,755
2025	9,570
2026	8,362
2027	6,191
2028	4,790
Thereafter	9,174
$45,842

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

As of March 31, 2024, the Company performed a qualitative assessment of each of its reporting units and determined it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of March 31, 2024 will prove to be accurate predictions of future performance.

As of March 31, 2024, goodwill by reporting segment was: $112.5 million for Nurse and Allied Staffing and $22.9 million for Physician Staffing, for a total of $135.4 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2024 and 2023, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable.

8.    DEBT

The Company's debt consists of the following:

	March 31, 2024		December 31, 2023
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 7.17% and 6.99% at March 31, 2024 and December 31, 2023, respectively	$—	$(2,420)	$—	$(2,623)
Debt	$—	$(2,420)	$—	$(2,623)

As of March 31, 2024 and December 31, 2023, there was no debt outstanding on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, which is included in other assets on the condensed consolidated balance sheets.
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

On November 18, 2021, the Company amended the Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental borrowing in an aggregate amount equal to $75.0 million. Additionally, the Term Loan First Amendment increased the aggregate amount of all increases (as defined in the Term Loan Agreement) to be no greater than $115.0 million.

On April 14, 2023, the Company amended the Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at the election of the borrowers, plus an applicable margin.

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
On June 30, 2020, the Company amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same.
On March 8, 2021, the Company amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers.
On June 8, 2021, the Company amended the Loan Agreement (Third Amendment), which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars.
On November 18, 2021, the Company amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement), was increased to $175.0 million.

On March 21, 2022, the Company amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the term of the credit facility for an additional five years, through March 21, 2027, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the SOFR or the Base Rate, at the election of the borrowers, plus an applicable margin. The applicable margin increased 10 basis points due to the credit spread associated with the transition to SOFR.
On September 29, 2023, the Company amended the Loan Agreement (Sixth Amendment), which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability, which provides for compliance with the covenant only during a compliance period (any time that excess availability falls below a certain threshold), and in such case, the financial covenant shall be tested during this period.
These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and are amortized ratably over the remaining term of the Loan Agreement.
Availability of the ABL commitments is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At March 31, 2024, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $200.1 million, with $186.3 million of availability net of $13.8 million of letters of credit outstanding related to workers' compensation and professional liability policies.
As of March 31, 2024, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The ABL contains various restrictions applicable to the Company and its subsidiaries. For the three months ended March 31, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors (as defined therein), subject to customary exceptions.

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

As a part of the Company's restructuring activities, management periodically reduces or fully vacates leased office space, which results in right-of-use impairment charges. The Company may also write off leasehold improvements or other property and equipment related to these locations. The measurement of these impairments is a Level 3 fair value measurement. For the three months ended March 31, 2024 and 2023, the Company did not record any material lease-related impairment charges. See Note 2 - Summary of Significant Accounting Policies for a description of the Company's restructuring activities.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2024	December 31, 2023
	(amounts in thousands)
Operating lease right-of-use assets	$1,831	$2,599
Operating lease liabilities - current	$2,362	$2,604
Operating lease liabilities - non-current	$2,130	$2,663

	March 31, 2024	December 31, 2023
Weighted average remaining lease term	2.0 years	2.2 years
Weighted average discount rate	6.36%	6.36%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of March 31, 2024:

(amounts in thousands)
Years Ending December 31:
2024	$1,995
2025	2,186
2026	318
2027	180
2028	114
Total minimum lease payments	4,793
Less: amount of lease payments representing interest	(301)
Present value of future minimum lease payments	4,492
Less: operating lease liabilities - current	(2,362)
Operating lease liabilities - non-current	$2,130

Other Information

The table below provides information regarding supplemental cash flows:

	Three Months Ended
	March 31,
	2024	2023
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$863	$1,256
Right-of-use assets acquired under operating lease	$11	$6

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income:
Operating lease expense	$322	$492
Short-term lease expense	$597	$940
Variable and other lease costs	$628	$(2)

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

As of March 31, 2024, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	March 31, 2024	December 31, 2023
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$3,516	$3,298
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,977	$3,343

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

Other Fair Value Disclosures:

Financial instruments not measured or recorded at fair value in the condensed consolidated balance sheets consist of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses. The estimated fair value of accounts receivable and accounts payable and accrued expenses approximate their carrying amount due to the short-term nature of these instruments. Other financial instruments not measured or recorded at fair value include earnout liabilities related to the (i) Mint and (ii) HireUp acquisitions, as discussed below.

(i) Potential earnout payments related to the Mint acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. On a quarterly basis, the Company performs an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. In the fourth quarter of 2023, the Company performed the earnout calculation for the first measurement period, resulting in an earnout of $4.9 million, which was paid in the first quarter of 2024. During the first quarter of 2024, the Company determined that the earnout for the second measurement period would only be partially achieved and, as a result, recognized a decrease in the fair value of the related liabilities. The remaining liability of $4.1 million is included in the current portion of earnout liability on the condensed consolidated balance sheets. The carrying amount of the earnout liability approximates fair value. See Note 4 - Acquisitions.
(ii) Potential earnout payments related to the HireUp acquisition were contingent upon meeting certain performance requirements based on 2022 through 2024 performance. Quarterly throughout 2023 and in the first quarter of 2024, the Company performed analyses using multiple updated forecasted scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities in the second and third quarters of 2023 and the first quarter of 2024. The remaining liability of $1.7 million was paid in the first quarter of 2024. See Note 4 - Acquisitions.

The carrying amounts and estimated fair value of the Company’s significant financial instruments that were not measured at fair value are as follows:

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(amounts in thousands)
Financial Liabilities:
(Level 2)
Earnout Liability (Mint)	$4,100	$4,100	$9,884	$9,884
Earnout Liability (HireUp)	$—	$—	$1,910	$1,910

Concentration of Credit Risk:

See discussion of credit losses and allowance for doubtful accounts in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On August 16, 2022, the Company’s Board of Directors authorized a stock repurchase program (the Repurchase Program), whereby the Company may repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The Repurchase Program does not obligate the Company to repurchase any particular number of shares of common stock and may be discontinued by the Board of Directors at any time.

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the Repurchase Program was set at $100.0 million. The shares can be repurchased from time-to-time in the open market or in privately negotiated transactions. Decisions regarding the amount and the timing of repurchases under the Repurchase Program will be subject to the Company’s available liquidity and cash on hand, applicable legal requirements, the terms of the Company’s Loan Agreement, general market conditions, and other factors.

During the fourth quarter of 2022, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, effective through November 2, 2023. During the third quarter of 2023, the Company entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024.

During the three months ended March 31, 2024, the Company repurchased a total of 310,235 shares of common stock for $6.4 million, at an average price of $20.51 per share. During the three months ended March 31, 2023, the Company repurchased a total of 1,223,404 shares of common stock for $31.7 million, at an average price of $25.94 per share.

As of March 31, 2024, the Company had $70.9 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company's Loan Agreement. As of March 31, 2024, the Company had 34,325,694 unrestricted shares of common stock outstanding.

Share-Based Payments

On May 19, 2020, the Company's stockholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the Cross Country Healthcare, Inc. 2017 Omnibus Incentive Plan (2017 Plan), and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards will be granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan and includes the following provisions: (1) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees, consultants, and non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2020 Plan for the three months ended March 31, 2024:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2024	547,534	$20.42	417,197	$18.75
Granted	305,930	$18.72	170,880	$18.67
Vested	(249,540)	$18.04	(145,908)	$12.71
Forfeited	(19,210)	$21.98	(21,366)	$21.41
Unvested restricted stock awards, March 31, 2024	584,714	$20.50	420,803	$20.68

Restricted stock awards granted under the 2020 Plan entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant.

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

Pursuant to the 2020 Plan, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. During the first quarter of 2024, the Company's Compensation Committee of the Board of Directors approved a 101% level of attainment for the 2021 performance-based share awards, resulting in the issuance of 145,908 performance shares that vested on March 31, 2024.

During the three months ended March 31, 2024, $1.2 million was included in selling, general and administrative expenses related to share-based payments, and a net of 251,024 shares of common stock were issued upon the vesting of restricted and performance stock.

During the three months ended March 31, 2023, $1.8 million was included in selling, general and administrative expenses related to share-based payments, and a net of 374,692 shares of common stock were issued upon the vesting of restricted and performance stock.

12.    SEGMENT DATA

The Company’s segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel nurse and allied professionals, local nurse, and healthcare leaders within nursing, allied, physician, human resources, and finance, MSP services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company's SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services. Its customers include: public and private acute care hospitals, non-acute care hospitals, government facilities, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, Programs of All-Inclusive Care for the Elderly (PACE) programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

The Company evaluates performance of each segment primarily based on revenue and contribution income. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related (benefits) costs, restructuring (benefits) costs, legal and other losses, impairment charges, and corporate overhead. The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed. The information in the following table is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to or among the operating segments.

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$332,186	$582,302
Physician Staffing	46,988	40,405
	$379,174	$622,707

Contribution income:
Nurse and Allied Staffing	$27,183	$67,169
Physician Staffing	3,138	1,724
	30,321	68,893

Corporate overhead(a)	17,566	18,656
Depreciation and amortization	4,642	4,904
Restructuring costs	938	429
Legal and other losses	3,650	1,125
Impairment charges	604	—
Other benefits(b)	—	(18)
Income from operations	$2,921	$43,797
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).
(b) Other benefits include acquisition and integration-related benefits.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. During the first quarter of 2024, the Company recorded legal and other losses of $3.7 million representing an offer to settle a lawsuit, as well as estimated costs related to an unrecoverable asset. The Company believes the outcome of any outstanding loss contingencies as of March 31, 2024 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three-month periods ended March 31, 2024 and 2023, the Company calculated the provision for income taxes by applying an annual effective tax rate to ordinary income for the interim reporting period. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 27.0% and 26.6%, respectively, including the impact of discrete items. Excluding discrete items, the Company's effective tax rate for the three months ended March 31, 2024 and 2023 was 37.0% and 30.0%, respectively. The effective tax rates for the first quarter of 2024 and 2023 were primarily impacted by federal and state taxes. The increase in the effective tax rate was primarily related to a decrease in book income relative to nondeductible items.

As of March 31, 2024, the Company had approximately $11.3 million of unrecognized tax benefits included in other non-current liabilities, $10.7 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the three months ended March 31, 2024, the Company had net increases of $0.7 million to its current year unrecognized tax benefits related to federal and state tax provisions.

Effective January 1, 2024, many jurisdictions implemented the Pillar Two rules issued by the Organization for Economic Co-operation and Development. In general, large multinational entity groups with consolidated revenue in excess of 750 million Euros in at least two of the preceding four years could be subject to the new rules in jurisdictions with an effective tax rate below fifteen percent. We currently do not operate in any jurisdictions that have implemented the Pillar Two rules, but jurisdictions may adopt retroactively to January 1, 2024. We do not expect the adoption of the Pillar Two rules by any jurisdiction in which we currently operate to have a material impact on our financial statements.

The tax years 2012 through 2023 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Kevin C. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Company through its related party process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three months ended March 31, 2024 and 2023, the Company incurred an immaterial amount in expenses and had an immaterial payable balance at March 31, 2024 and December 31, 2023.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was immaterial for the three months ended March 31, 2024 and 2023. Accounts receivable due from these entities was an immaterial amount at March 31, 2024 and December 31, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K) (including Part I, Item 1A. “Risk Factors”), our financial statements and the accompanying notes to our financial statements.

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

Our workforce solutions include managed service programs (MSPs), vendor management systems (VMS), in-home care services, education health services, recruitment process outsourcing (RPO), project management, and other outsourcing and consultative services as described in Item 1. “Business” in our 2023 Form 10-K. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We have a history of investing in diversity, equality, and inclusion as a key component of the organization’s overall corporate social responsibility program, which we believe is closely aligned with our core values to create a better future for our people, communities, and our stockholders.

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 88% of total revenue in the first quarter of 2024. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services. We also offer our SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

●    Physician Staffing – Physician Staffing represented approximately 12% of total revenue in the first quarter of 2024. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended March 31, 2024, revenue from services decreased 39% year-over-year to $379.2 million, due to a decrease in demand and average bill rates within the Nurse and Allied Staffing segment, primarily in travel and local large acute settings. The Physician Staffing segment experienced year-over-year double-digit revenue growth due to price and volume increases. Net income attributable to common stockholders in the first quarter of 2024 was $2.7 million, as compared to $29.4 million for the same period in the prior year.

For the three months ended March 31, 2024, cash and cash equivalents totaled $5.2 million, with no debt outstanding. Cash flow provided by operating activities was $6.0 million, with a decrease in working capital stemming from a decrease in net receivables, partially offset by the timing of disbursements. As of March 31, 2024, there were no borrowings drawn under the revolving senior-secured asset-based credit facility (ABL), and borrowing base availability was $200.1 million, with $186.3 million of availability net of $13.8 million of letters of credit.

We will continue to remain responsive to the current market conditions while also ensuring that we maintain a solid foundation for growth once demand inflects. That includes ongoing strategic tech investments that further enhance our competitive positioning, and expanding our existing customer relationships.

See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of contract personnel on a full-time equivalent (FTE) basis, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported U.S. GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow, as well as operating and leverage ratios, to help us assess our liquidity needs.

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

	Three Months Ended
	March 31,
	2024	2023
Revenue from services	100.0%	100.0%
Direct operating expenses	79.6	77.6
Selling, general and administrative expenses	16.7	13.5
Bad debt expense	0.3	0.8
Depreciation and amortization	1.2	0.8
Restructuring costs	0.2	0.1
Legal and other losses	1.0	0.2
Impairment charges	0.2	—
Income from operations	0.8	7.0
Interest expense	0.1	0.6
Other income, net	(0.3)	—
Income before income taxes	1.0	6.4
Income tax expense	0.3	1.7
Net income attributable to common stockholders	0.7%	4.7%

Comparison of Results for the Three Months Ended March 31, 2024 and the Three Months Ended March 31, 2023

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2024	2023	$	%
	(Amounts in thousands)
Revenue from services	$379,174	$622,707	$(243,533)	(39.1)%
Direct operating expenses	301,877	483,284	(181,407)	(37.5)%
Selling, general and administrative expenses	63,252	84,260	(21,008)	(24.9)%
Bad debt expense	1,290	4,908	(3,618)	(73.7)%
Depreciation and amortization	4,642	4,904	(262)	(5.3)%
Restructuring costs	938	429	509	118.6%
Legal and other losses	3,650	1,125	2,525	224.4%
Impairment charges	604	—	604	100.0%
Income from operations	2,921	43,797	(40,876)	(93.3)%
Interest expense	462	3,690	(3,228)	(87.5)%
Other income, net	(1,230)	(12)	(1,218)	NM
Income before income taxes	3,689	40,119	(36,430)	(90.8)%
Income tax expense	997	10,683	(9,686)	(90.7)%
Net income attributable to common stockholders	$2,692	$29,436	$(26,744)	(90.9)%
NM - Not meaningful

Revenue from services

Revenue from services decreased 39.1% to $379.2 million for the three months ended March 31, 2024, as compared to $622.7 million for the three months ended March 31, 2023, due to volume and bill rate declines in the Nurse and Allied Staffing segment partially offset by volume and price increases in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $181.4 million, or 37.5%, to $301.9 million for the three months ended March 31, 2024, as compared to $483.3 million for the three months ended March 31, 2023, due to the tightening of the bill/pay spreads and a rise in burden costs such as health insurance, professional liability, and workers’ compensation. As a percentage of total revenue, direct operating expenses increased to 79.6%, as compared to 77.6% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 24.9% to $63.3 million for the three months ended March 31, 2024, as compared to $84.3 million for the three months ended March 31, 2023, primarily due to decreases in compensation and benefit expense through proactive cost management, partially offset by costs related to the implementation of our ERP system. As a percentage of total revenue, selling, general and administrative expenses increased to 16.7% for the three months ended March 31, 2024, as compared to 13.5% for the three months ended March 31, 2023.

Bad Debt Expense

Bad debt expense for the three months ended March 31, 2024 was $1.3 million, as compared to $4.9 million for the three months ended March 31, 2023. As a percentage of revenue, bad debt expense was 0.3% for the three months ended March 31, 2024, as compared to 0.8% for the three months ended March 31, 2023.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2024 was $4.6 million, as compared to $4.9 million for the three months ended March 31, 2023. The decrease was primarily related to fully amortized assets that were not replaced. As a percentage of revenue, depreciation and amortization expense was 1.2% for the three months ended March 31, 2024 and 0.8% for the three months ended March 31, 2023.

Restructuring costs

Restructuring costs for the three months ended March 31, 2024 and 2023 were primarily comprised of employee termination costs and ongoing lease exit costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the first quarter of 2024, the Company recorded legal and other losses of $3.7 million representing an offer to settle a lawsuit, as well as estimated costs related to an unrecoverable asset. Legal and other losses totaled $1.1 million for the three months ended March 31, 2023 and related to the settlement of a wage and hour class action lawsuit and associated legal fees.

Impairment charges

Non-cash impairment charges totaled $0.6 million for the three months ended March 31, 2024 and related to real estate restructuring activities. There were no such charges for the three months ended March 31, 2023. See Note 9 - Leases to our condensed consolidated financial statements.

Interest expense

Interest expense was $0.5 million for the three months ended March 31, 2024, as compared to $3.7 million for the three months ended March 31, 2023, due to lower average borrowings, partially offset by a higher effective interest rate.

Other income, net

For the three months ended March 31, 2024, other income, net included a $0.9 million decrease of the remaining earnout liability related to the Mint acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Income tax expense

Income tax expense totaled $1.0 million for the three months ended March 31, 2024, as compared to $10.7 million for the three months ended March 31, 2023. The effective tax rates for the three months ended March 31, 2024 and 2023 were primarily impacted by federal and state taxes. The decrease in income tax expense was primarily related to a decrease in book income. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2024	2023
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$332,186	$582,302
Physician Staffing	46,988	40,405
	$379,174	$622,707

Contribution income:
Nurse and Allied Staffing	$27,183	$67,169
Physician Staffing	3,138	1,724
	30,321	68,893

Corporate overhead	17,566	18,656
Depreciation and amortization	4,642	4,904
Restructuring costs	938	429
Legal and other losses	3,650	1,125
Impairment charges	604	—
Other benefits	—	(18)
Income from operations	$2,921	$43,797

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2024	2023	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	9,124	12,518	(3,394)	(27.1)%
Average Nurse and Allied Staffing revenue per FTE per day	$397	$513	$(116)	(22.6)%

Physician Staffing statistical data:
Days filled	23,785	22,097	1,688	7.6%
Revenue per day filled	$1,976	$1,829	$147	8.0%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023

Nurse and Allied Staffing

Revenue decreased $250.1 million, or 43.0%, to $332.2 million for the three months ended March 31, 2024, as compared to $582.3 million for the three months ended March 31, 2023, driven by a decline in the number of travel and local professionals on assignment and lower bill rates. Within the segment, HomeCare Staffing and Education both experienced revenue growth in the first quarter of 2024.

Contribution income decreased $40.0 million, or 59.5%, to $27.2 million for the three months ended March 31, 2024, as compared to $67.2 million for the three months ended March 31, 2023. As a percentage of segment revenue, contribution income margin was 8.2% for the three months ended March 31, 2024, as compared to 11.5% for the three months ended March 31, 2023.

The average number of FTEs on contract during the three months ended March 31, 2024 decreased 27.1% from the three months ended March 31, 2023, primarily due to headcount decline in travel nurse and local. The average revenue per FTE per day decreased 22.6%.

Physician Staffing

Revenue increased $6.6 million, or 16.3%, to $47.0 million for the three months ended March 31, 2024, as compared to $40.4 million for the three months ended March 31, 2023, primarily due to a balanced improvement in both volume and price, with an increase in revenue per day filled.

Contribution income was $3.1 million for the three months ended March 31, 2024, as compared to $1.7 million for the three months ended March 31, 2023. As a percentage of segment revenue, contribution income was 6.7% for the three months ended March 31, 2024, as compared to 4.3% for the three months ended March 31, 2023.

Total days filled for the three months ended March 31, 2024 was 23,785, as compared with 22,097 in the prior year. Revenue per day filled was $1,976 as compared with $1,829 in the prior year, due to the improved mix of business.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $17.6 million for the three months ended March 31, 2024, from $18.7 million for the three months ended March 31, 2023, primarily due to decreases in compensation and benefit expense, partially offset by increases in computer expenses, insurance, and legal. As a percentage of consolidated revenue, corporate overhead was 4.6% for the three months ended March 31, 2024 and 3.0% for the three months ended March 31, 2023.

Liquidity and Capital Resources

On June 30, 2023, we repaid all $73.9 million in outstanding obligations under the term loan and terminated the debt agreement. As of March 31, 2024, we reported $5.2 million in cash and cash equivalents, with no borrowings drawn under the ABL, and no off-balance sheet arrangements. Working capital decreased by $7.7 million to $258.9 million as of March 31, 2024, as compared to $266.6 million as of December 31, 2023, primarily due to a decrease in net receivables, partially offset by the timing of disbursements. As of March 31, 2024, our days' sales outstanding, net of amounts owed to subcontractors, was 74 days, up 4 days year-over-year and up 6 days sequentially, and excluding the impact from one MSP client, would have been 5 days less.

Operating cash flow constitutes our primary source of liquidity and, historically, has been sufficient to fund working capital, capital expenditures, internal business expansion, and debt service. This includes commitments, both short-term and long-term, of interest expense on our debt and operating lease commitments, and future principal payments on the ABL. We expect to meet our future cash needs from a combination of cash on hand, operating cash flows, and funds available through the ABL. See the debt discussion which follows.

In the third quarter of 2022, the Board of Directors authorized the Repurchase Program, whereby we may repurchase up to $100.0 million shares of common stock, and during the fourth quarter of 2022, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during blackout periods, effective through November 2, 2023. In the second quarter of 2023, the Board of Directors authorized the replenishment of the amount available for stock repurchases under the Repurchase Program back to $100.0 million, effective for trades made after May 3, 2023. In the third quarter of 2023, we entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024. During the three months ended March 31, 2024, the Company repurchased a total of 310,235 shares of common stock for $6.4 million, at an average price of $20.51 per share. As of March 31, 2024, we had $70.9 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in our Loan Agreement.

Net cash provided by operating activities decreased $40.9 million to $6.0 million for the three months ended March 31, 2024, as compared to $46.9 million for the three months ended March 31, 2023.

Net cash used in investing activities was $2.2 million for the three months ended March 31, 2024, as compared to $3.5 million for the three months ended March 31, 2023. Net cash used in the three months ended March 31, 2024 was for capital expenditures. Net cash used in the three months ended March 31, 2023 was for capital expenditures and an immaterial amount related to the local business acquisition.
Net cash used in financing activities during the three months ended March 31, 2024 was $15.7 million, as compared to $46.7 million used in financing activities during the three months ended March 31, 2023. During the three months ended March 31, 2024, we used cash to pay $2.7 million for income taxes on share-based compensation, $6.4 million for share repurchases, and $6.6 million for contingent consideration. During the three months ended March 31, 2023, we reported net repayments of $10.4 million on debt, and used cash to pay $4.5 million for income taxes on share-based compensation, $31.8 million for share repurchases, and an immaterial amount for other financing activities.

Debt

2021 Term Loan Credit Agreement

On June 8, 2021, we entered into the Term Loan Agreement, which provided for a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). On November 18, 2021, we amended the Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. On April 14, 2023, we amended the Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate, at the election of the borrowers, plus an applicable margin. With respect to any SOFR loan, the rate per annum was equal to the Term SOFR (as defined in the Term Loan Second Amendment) for the interest period plus an adjustment of 10 basis points due to the credit spread associated with the transition to SOFR.

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

2019 Asset-Based Loan Agreement

Effective October 25, 2019, the prior senior credit facility entered into in August 2017 was replaced by a $120.0 million asset-based loan agreement (Loan Agreement), which provided for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on SOFR or Base Rate, at the election of the borrowers, plus an applicable margin. On September 29, 2023, we amended the Loan Agreement (Sixth Amendment), which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability. For the three months ended March 31, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.
As of March 31, 2024, the interest rate spreads and fees under the Loan Agreement were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate (as defined by the Loan Agreement) margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $200.1 million as of March 31, 2024, with no borrowings drawn and $186.3 million of availability net of $13.8 million of letters of credit.

See Note 8 - Debt to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our 2023 Form 10-K.

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

A 1% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the three months ended March 31, 2024, and approximately $0.4 million for the three months ended March 31, 2023. See Note 8 - Debt to our condensed consolidated financial statements.

Other Risks

There have been no material changes to our other exposures as disclosed in our 2023 Form 10-K.

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

ITEM 1A.    RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our 2023 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first fiscal quarter ended March 31, 2024. See Note 11 - Stockholders’ Equity contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
January 1 through January 31	131,334	$22.38	131,334	$74,318
February 1 through February 29	104,901	$19.64	104,901	$72,257
March 1 through March 31	74,000	$18.40	74,000	$70,896
Total	310,235	$20.51	310,235	$70,896
________________
(a) Shares were repurchased under the Repurchase Program. The program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(b) On May 1, 2023, the Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the Repurchase Program was $100.0 million. Amounts shown in this column reflect amounts remaining under the Repurchase Program referenced in Note 11 - Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

(a) Other Information

On April 24, 2024, the Board of Directors of the Company adopted the following amendments to the Company’s Amended and Restated By-laws (By-laws), effective as of April 24, 2024.

•Section 4.1 of the By-laws has been amended to clarify that the titles and duties of officers of the Company must be either as stated in the By-laws or as determined by the Board of Directors in a manner consistent with the By-laws.

•Sections 6.1, 6.2, and 6.8 of the By-laws have been amended to remove mandatory indemnification and advancement rights for employees while authorizing the Company to provide such rights in its discretion and otherwise clarifies the definition of officers of the Company who are entitled to mandatory indemnification and advancement.

The By-laws, as amended, also incorporate certain clarifying, ministerial, non-substantive, and conforming changes.

The foregoing description of the amendments to the By-laws is a summary and is qualified in its entirety by reference to the full text of the By-laws as adopted by the Board on April 24, 2024, a copy of which is included as Exhibit 3.1 attached hereto and incorporated herein by reference.

(c) Trading Plans

Certain directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company may execute purchases and sales of the Company's common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading plans. Pursuant to Item 408(a) of Regulation S-K, we are required to disclose whether any director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as that term is defined in Item 408(c) of Regulation S-K) during the most recently completed quarter.

During the three months ended March 31, 2024, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.    EXHIBITS

No.	Description

*3.1	Amended and Restated By-laws of the Registrant

*10.1 #	Confidential Separation Agreement and General Release of all Claims by and between Cross Country Staffing, Inc. and Daniel J. White, dated as of February 14, 2024

*10.2 #	Addendum to the Confidential Separation Agreement and General Release of all Claims by and between Cross Country Staffing, Inc. and Daniel J. White, dated as of February 14, 2024

*31.1
Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by John A. Martins, President, Chief Executive Officer, Director (Principal Executive Officer)

*31.2
Certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

**32.1
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

CROSS COUNTRY HEALTHCARE, INC.

Date: May 2, 2024	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)