Form 10-Q
period 2024-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2024-08-01
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 33,808,610 shares of common stock, par value $0.0001 per share, as of July 22, 2024.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the overall macroeconomic environment, including increased inflation and interest rates, demand for the healthcare services that we provide, both nationally and in the regions in which we operate, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, including data privacy and protection laws, social, ethical, and security issues relating to the use of artificial intelligence, our customers’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), as filed and updated in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

June 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$69,601	$17,094
Accounts receivable, net of allowances of $35,744 in 2024 and $20,547 in 2023	242,333	372,352
Income taxes receivable	8,967	6,898
Prepaid expenses	6,248	7,681
Insurance recovery receivable	8,796	9,097
Other current assets	1,813	2,031
Total current assets	337,758	415,153
Property and equipment, net of accumulated depreciation of $18,859 in 2024 and $15,808 in 2023	29,033	27,339
Operating lease right-of-use assets	2,635	2,599
Goodwill	135,430	135,430
Other intangible assets, net	49,016	54,468
Deferred tax assets	10,064	5,954
Insurance recovery receivable	23,332	25,714
Cloud computing	8,916	5,987
Other assets	6,699	6,673
Total assets	$602,883	$679,317

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$55,682	$85,333
Accrued compensation and benefits	46,609	52,297
Operating lease liabilities	2,085	2,604
Earnout liability	4,100	6,794
Other current liabilities	1,639	1,559
Total current liabilities	110,115	148,587
Operating lease liabilities	2,652	2,663
Accrued claims	35,614	34,853
Earnout liability	—	5,000
Uncertain tax positions	11,642	10,603
Other liabilities	3,798	4,218
Total liabilities	163,821	205,924

Commitments and contingencies

Stockholders’ equity:
Common stock	3	4
Additional paid-in capital	215,449	236,417
Accumulated other comprehensive loss	(1,389)	(1,385)
Retained earnings	224,999	238,357
Total stockholders’ equity	439,062	473,393
Total liabilities and stockholders’ equity	$602,883	$679,317

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from services	$339,771	$540,695	$718,945	$1,163,402
Operating expenses:
Direct operating expenses	268,966	417,556	570,843	900,840
Selling, general and administrative expenses	60,258	78,938	123,510	163,198
Credit loss expense	18,858	3,134	20,148	8,042
Depreciation and amortization	4,719	4,432	9,361	9,336
Restructuring costs	2,116	913	3,054	1,342
Legal and other losses	3,946	—	7,596	1,125
Impairment charges	114	533	718	533
Total operating expenses	358,977	505,506	735,230	1,084,416
(Loss) income from operations	(19,206)	35,189	(16,285)	78,986
Other expenses (income):
Interest expense	568	3,149	1,030	6,839
Loss on early extinguishment of debt	—	1,723	—	1,723
Other (income) expense, net	(212)	11	(1,442)	(1)
(Loss) income before income taxes	(19,562)	30,306	(15,873)	70,425
Income tax (benefit) expense	(3,512)	8,961	(2,515)	19,644
Net (loss) income attributable to common stockholders	$(16,050)	$21,345	$(13,358)	$50,781

Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) gain, net of tax	(1)	1	(4)	8
Comprehensive (loss) income	$(16,051)	$21,346	$(13,362)	$50,789

Net (loss) income per share attributable to common stockholders - Basic	$(0.47)	$0.60	$(0.39)	$1.43

Net (loss) income per share attributable to common stockholders - Diluted	$(0.47)	$0.60	$(0.39)	$1.41

Weighted average common shares outstanding:
Basic	33,960	35,351	34,088	35,606
Diluted	33,960	35,524	34,088	36,041

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2024 and 2023
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2024	34,326	$4	$228,525	$(1,388)	$241,049	$468,190
Vesting of restricted stock	42	—	(247)	—	—	(247)
Equity compensation	—	—	2,259	—	—	2,259
Stock repurchase and retirement	(980)	(1)	(14,945)	—	—	(14,946)
Stock repurchase excise tax	—	—	(143)	—	—	(143)
Foreign currency translation adjustment, net of taxes	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(16,050)	(16,050)
Balances at June 30, 2024	33,388	$3	$215,449	$(1,389)	$224,999	$439,062

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2023	35,454	$4	$258,144	$(1,380)	$195,162	$451,930
Vesting of restricted stock	49	—	(373)	—	—	(373)
Equity compensation	—	—	2,205	—	—	2,205
Stock repurchase and retirement	(198)	—	(4,723)	—	—	(4,723)
Stock repurchase excise tax	—	—	(37)	—	—	(37)
Foreign currency translation adjustment, net of taxes	—	—	—	1	—	1
Net income	—	—	—	—	21,345	21,345
Balances at June 30, 2023	35,305	$4	$255,216	$(1,379)	$216,507	$470,348

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Six Months Ended June 30, 2024 and 2023
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$238,357	$473,393
Vesting of restricted stock	293	—	(2,953)	—	—	(2,953)
Equity compensation	—	—	3,457	—	—	3,457
Stock repurchase and retirement	(1,290)	(1)	(21,313)	—	—	(21,314)
Stock repurchase excise tax	—	—	(159)	—	—	(159)
Foreign currency translation adjustment, net of taxes	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(13,358)	(13,358)
Balances at June 30, 2024	33,388	$3	$215,449	$(1,389)	$224,999	$439,062

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$165,726	$457,219
Vesting of restricted stock	424	—	(4,886)	—	—	(4,886)
Equity compensation	—	—	3,980	—	—	3,980
Stock repurchase and retirement	(1,422)	—	(36,483)	—	—	(36,483)
Stock repurchase excise tax	—	—	(271)	—	—	(271)
Foreign currency translation adjustment, net of taxes	—	—	—	8	—	8
Net income	—	—	—	—	50,781	50,781
Balances at June 30, 2023	35,305	$4	$255,216	$(1,379)	$216,507	$470,348
See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Consolidated net (loss) income	$(13,358)	$50,781
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	9,361	9,336
Provision for allowances	20,084	9,807
Deferred income tax benefit	(4,034)	(490)
Non-cash lease expense	474	535
Impairment charges	718	533
Loss on early extinguishment of debt	—	1,723
Equity compensation	3,457	3,980
Other non-cash costs	405	658
Changes in operating assets and liabilities:
Accounts receivable	109,935	146,443
Prepaid expenses and other assets	(1,076)	3,372
Income taxes	(1,033)	8,337
Accounts payable and accrued expenses	(33,259)	(66,548)
Operating lease liabilities	(1,576)	(2,153)
Other	(1,686)	(201)
Net cash provided by operating activities	88,412	166,113

Cash flows from investing activities
Purchases of property and equipment	(5,059)	(7,674)
Acquisition-related settlements	—	182
Net cash used in investing activities	(5,059)	(7,492)

Cash flows from financing activities
Principal payments on term loan	—	(73,875)
Borrowings under Senior Secured Asset-Based revolving credit facility	17,319	553,419
Repayments on Senior Secured Asset-Based revolving credit facility	(17,319)	(599,219)
Cash paid for shares withheld for taxes	(2,954)	(4,886)
Stock repurchase and retirement	(21,313)	(36,483)
Payment of contingent consideration	(6,579)	—
Other	—	(508)
Net cash used in financing activities	(30,846)	(161,552)

Effect of exchange rate changes on cash	—	—
Change in cash and cash equivalents	52,507	(2,931)
Cash and cash equivalents at beginning of period	17,094	3,604
Cash and cash equivalents at end of period	$69,601	$673

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for credit losses and sales allowances. Estimated revenue for the Company employees’, subcontracted employees’, and independent contractors’ time worked but not yet billed at June 30, 2024 and December 31, 2023 totaled $59.2 million and $89.9 million, respectively.

The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for credit losses is established for losses expected to be incurred on accounts receivable balances. Accounts receivable are written off against the allowance for credit losses when the Company determines amounts are no longer collectible. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company bases its allowance for credit losses estimates on its historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse condition adjusted for current expectations for the customers or industry. Based on the information currently available, the Company also considered expectations of future economic conditions when estimating its allowance for credit losses.

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2024	2023
	(amounts in thousands)
Balance at January 1	$19,640	$13,058
Credit Loss Expense	1,290	4,908
Write-Offs, net of Recoveries	(1,555)	54
Balance at March 31	19,375	18,020
Credit Loss Expense	18,858	3,134
Write-Offs, net of Recoveries	(3,201)	(4,240)
Balance at June 30	$35,032	$16,914

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of June 30, 2024 and December 31, 2023 was $0.7 million and $0.9 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2024 and 2023, or the Company’s accounts receivable balance as of June 30, 2024 and December 31, 2023. In 2023, there was an increase in credit loss expense primarily driven by a deterioration in the accounts receivable aging stemming from a single managed service programs (MSP) customer. On May 6, 2024, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company recorded an associated credit loss expense of $19.4 million in the second quarter of 2024.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the condensed consolidated statements of operations and comprehensive (loss) income primarily include employee termination costs and lease-related exit costs.

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2024	$895	$1,184
Charged to restructuring	188	525
Payments	(759)	(218)
Balance at March 31, 2024	324	1,491
Charged to restructuring	1,740	—
Payments	(1,787)	(254)
Balance at June 30, 2024	$277	$1,237

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

	Three Months ended June 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$282,501	$45,836	$328,337
Other Services	8,950	2,484	11,434
Total	$291,451	$48,320	$339,771

	Three Months ended June 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$483,560	$43,115	$526,675
Other Services	11,816	2,204	14,020
Total	$495,376	$45,319	$540,695

	Six Months ended June 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$607,475	$90,325	$697,800
Other Services	16,162	4,983	21,145
Total	$623,637	$95,308	$718,945

	Six Months ended June 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments

Temporary Staffing Services	$1,051,210	$81,312	$1,132,522
Other Services	26,468	4,412	30,880
Total	$1,077,678	$85,724	$1,163,402
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

5.    COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.5 million as of June 30, 2024 and December 31, 2023.

The income tax impact related to components of other comprehensive (loss) income for the three and six months ended June 30, 2024 and 2023 is included in unrealized foreign currency translation (loss) gain, net of tax in the condensed consolidated statements of operations and comprehensive (loss) income.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic and Diluted	$(16,050)	$21,345	$(13,358)	$50,781

Denominator:
Weighted average common shares - Basic	33,960	35,351	34,088	35,606
Effect of diluted shares:
Share-based awards	—	173	—	435
Weighted average common shares - Diluted[a]	33,960	35,524	34,088	36,041

Net (loss) income per share attributable to common stockholders - Basic	$(0.47)	$0.60	$(0.39)	$1.43

Net (loss) income per share attributable to common stockholders - Diluted	$(0.47)	$0.60	$(0.39)	$1.41

(a) For the three and six months ended June 30, 2024, the effect of diluted shares was not included in the weighted average share calculation due to the Company's net operating loss position.

The following table represents the share-based awards that could potentially dilute net (loss) income per share attributable to common stockholders in the future that were not included in the computation of diluted net (loss) income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(amounts in thousands)
Share-based awards	507	—	256	—

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$39,430	$21,253	$18,177	$45,930	$24,971	$20,959
Customer relationships	52,538	28,561	23,977	52,538	26,286	26,252
Trade names	900	773	127	900	548	352
Software	1,700	865	835	1,700	695	1,005
Other intangible assets, net	$94,568	$51,452	$43,116	$101,068	$52,500	$48,568
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of June 30, 2024, estimated annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2024	$5,030
2025	9,571
2026	8,362
2027	6,191
2028	4,791
Thereafter	9,171
$43,116

Goodwill, Trade Names, and Other Intangible Assets Impairment

The Company tests reporting units’ goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter and more frequently if impairment indicators exist. The Company performs quarterly qualitative assessments of significant events and circumstances, such as reporting units’ historical and current results, assumptions regarding future performance, strategic initiatives and overall economic factors, and macro-economic developments, to determine the existence of potential indicators of impairment and assess if it is more likely than not that the fair value of reporting units or intangible assets is less than their carrying value. If indicators of impairments are identified a quantitative impairment test is performed.

As of June 30, 2024, the Company performed a qualitative assessment of each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of June 30, 2024 will prove to be accurate predictions of future performance.

As of June 30, 2024, goodwill by reporting segment was: $112.5 million for Nurse and Allied Staffing and $22.9 million for Physician Staffing, for a total of $135.4 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2024, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable. During the three months ended June 30, 2023, the Company wrote off an abandoned IT project, resulting in an impairment charge.

8.    DEBT

The Company's debt consists of the following:

	June 30, 2024		December 31, 2023
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 7.19% and 6.99% at June 30, 2024 and December 31, 2023, respectively	$—	$(2,217)	$—	$(2,623)
Debt	$—	$(2,217)	$—	$(2,623)

As of June 30, 2024 and December 31, 2023, there was no debt outstanding on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the condensed consolidated balance sheets.
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

On April 14, 2023, the Company amended the Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate (as defined in the Term Loan Agreement), at the election of the borrowers, plus an applicable margin.

On June 30, 2023, the Company repaid all outstanding obligations of $73.9 million under the term loan and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023. There were no prepayment premiums associated with the payoff and all subsidiary guarantees of the term loan were automatically released.

2019 Asset-Based Loan Agreement
Effective October 25, 2019, the Company terminated its prior senior credit facility and entered into an asset-based loan agreement, by and among the Company and certain of its domestic subsidiaries, as borrowers or guarantors, Wells Fargo Bank, N.A., and PNC Bank N.A., as well as other Lenders (as defined therein) from time to time parties thereto (Loan Agreement). The Loan Agreement provided for a five-year revolving senior secured asset-based credit facility (ABL) in the aggregate principal amount of up to $120.0 million, including a sublimit for swing loans up to $15.0 million and a $35.0 million sublimit for standby letters of credit.
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
On June 8, 2021, the Company amended the Loan Agreement (Third Amendment), which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement (as defined in the Loan Agreement), and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars.
On November 18, 2021, the Company amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement), was increased to $175.0 million.

On March 21, 2022, the Company amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the term of the credit facility for an additional five years, through March 21, 2027, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the SOFR or the Base Rate (as defined in the Loan Agreement), at the election of the borrowers, plus an applicable margin. The applicable margin increased 10 basis points due to the credit spread associated with the transition to SOFR.
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
The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At June 30, 2024, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $166.7 million, with $152.9 million of availability net of $13.8 million of letters of credit outstanding related to workers' compensation and professional liability policies.
As of June 30, 2024, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended June 30, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors, subject to customary exceptions.

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

As a part of the Company's restructuring activities, management periodically reduces or fully vacates leased office space, which results in right-of-use impairment charges. The Company may also write off leasehold improvements or other property and equipment related to these locations. The measurement of these impairments is a Level 3 fair value measurement. For the three and six months ended June 30, 2024 and 2023, the Company did not record any material lease-related impairment charges. See Note 2 - Summary of Significant Accounting Policies for a description of the Company's restructuring activities.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	June 30, 2024	December 31, 2023
	(amounts in thousands)
Operating lease right-of-use assets	$2,635	$2,599
Operating lease liabilities - current	$2,085	$2,604
Operating lease liabilities - non-current	$2,652	$2,663

	June 30, 2024	December 31, 2023
Weighted average remaining lease term	3.06 years	2.2 years
Weighted average discount rate	6.78%	6.36%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of June 30, 2024:

(amounts in thousands)
Years Ending December 31:
2024	$1,133
2025	2,372
2026	652
2027	533
2028	450
Thereafter	113
Total minimum lease payments	5,253
Less: amount of lease payments representing interest	(516)
Present value of future minimum lease payments	4,737
Less: operating lease liabilities - current	(2,085)
Operating lease liabilities - non-current	$2,652

Other Information

The table below provides information regarding supplemental cash flows:

	Six Months Ended
	June 30,
	2024	2023
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,734	$2,434
Right-of-use assets acquired under operating lease	$1,047	$88

The components of lease expense are as follows:

	Three Months Ended
	June 30,
	2024	2023
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:
Operating lease expense	$363	$412
Short-term lease expense	$358	$738
Variable and other lease costs	$(45)	$275

	Six Months Ended
	June 30,
	2024	2023
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:
Operating lease expense	$686	$904
Short-term lease expense	$777	$1,818
Variable and other lease costs	$580	$273

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations and comprehensive (loss) income, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of June 30, 2024, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	June 30, 2024	December 31, 2023
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$3,561	$3,298
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,899	$3,343

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The Company did not record any material impairment charges during the three and six months ended June 30, 2024 and 2023.

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

Other financial instruments measured or recorded at fair value include earnout liabilities related to the (i) Mint and (ii) HireUp acquisitions, as discussed below.

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

Concentration of Credit Risk:

See discussion of credit losses and allowance for credit losses in Note 2 - Summary of Significant Accounting Policies. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States and its territories, the Company believes that the concentration of credit risk is limited.

11.    STOCKHOLDERS’ EQUITY

Stock Repurchase Program

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases to be added to the prior authorized repurchase program, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million (the Repurchase Program). The shares can be repurchased from time-to-time in the open market or in privately negotiated transactions. The Repurchase Program does not obligate the Company to repurchase any particular number of shares of common stock and may be discontinued by the Board of Directors at any time. Decisions regarding the amount and the timing of repurchases under the Repurchase Program will be subject to the Company’s available liquidity and cash on hand, applicable legal requirements, the terms of the Company’s Loan Agreement, general market conditions, and other factors.

During the fourth quarter of 2022, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, effective through November 2, 2023. During the third quarter of 2023, the Company entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024 and effective through November 7, 2024.

During the three months ended June 30, 2024, the Company repurchased a total of 979,921 shares of common stock for $14.9 million, at an average price of $15.23 per share. During the six months ended June 30, 2024, the Company repurchased a total of 1,290,156 shares of common stock for an aggregate of $21.3 million, at an average price of $16.50 per share. During the three months ended June 30, 2023, the Company repurchased a total of 198,463 shares of common stock for $4.7 million, at an average price of $23.78 per share. During the six months ended June 30, 2023, the Company repurchased a total of 1,421,867 shares of common stock for $36.5 million, at an average price of $25.64 per share.

As of June 30, 2024, the Company had $56.0 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company's Loan Agreement. As of June 30, 2024, the Company had 33,388,000 unrestricted shares of common stock outstanding.

Share-Based Payments

On May 14, 2024, the Company's stockholders approved the Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan (2024 Plan). Pursuant to the 2024 Plan, awards may be granted to employees, non-employee directors, consultants, and key advisors of the Company and its subsidiaries, including stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards. The 2024 Plan was adopted principally to serve as a successor plan to the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan) and to increase the number of shares of Company common stock reserved for equity-based awards to 2,400,000 shares (in addition to the share reserve amount that remained available under the 2020 Plan immediately prior to the adoption of the 2024 Plan and other eligible returning shares). No awards may be granted under the 2024 Plan after May 13, 2034.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2020 Plan and the 2024 Plan (Plans) for the six months ended June 30, 2024:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2024	547,534	$20.42	417,197	$18.75
Granted	375,377	$18.05	170,880	$18.67
Vested	(308,241)	$19.02	(145,908)	$12.71
Forfeited	(50,256)	$20.81	(23,875)	$21.39
Unvested restricted stock awards, June 30, 2024	564,414	$19.58	418,294	$20.68

Restricted stock awards granted under the Company’s Plans entitle the holder to receive, at the end of a vesting period, a specified number of shares of the Company’s common stock. Share-based compensation expense is measured by the market value of the Company’s stock on the date of grant.

Awards granted to non-employee directors under the Plans will vest on the first anniversary of such grant date, or earlier subject to retirement eligibility. In addition, effective for the three months ended June 30, 2020, the Company implemented modified guidelines that provide for accelerated vesting of restricted stock grants on the last date of service when a retirement-eligible director retires.

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

During the three and six months ended June 30, 2024, $2.3 million and $3.5 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 42,227 and 293,251 shares, respectively, of common stock were issued upon the vesting of restricted and performance stock.

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

12.    SEGMENT DATA

The Company’s segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel nurse and allied professionals, per diem, and healthcare leaders within nursing, allied, physician, human resources, and finance, MSP services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company's SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services. Its customers include: public and private acute care hospitals, non-acute care hospitals, government facilities, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, Programs of All-Inclusive Care for the Elderly (PACE) programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$291,451	$495,376	$623,637	$1,077,678
Physician Staffing	48,320	45,319	95,308	85,724
	$339,771	$540,695	$718,945	$1,163,402

Contribution income:
Nurse and Allied Staffing	$5,820	$56,481	$33,003	$123,650
Physician Staffing	4,033	3,541	7,171	5,265
	9,853	60,022	40,174	128,915

Corporate overhead(a)	18,161	18,891	35,727	37,547
Depreciation and amortization	4,719	4,432	9,361	9,336
Restructuring costs	2,116	913	3,054	1,342
Legal and other losses	3,946	—	7,596	1,125
Impairment charges	114	533	718	533
Other costs(b)	3	64	3	46
(Loss) income from operations	$(19,206)	$35,189	$(16,285)	$78,986
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).
(b) Other costs include acquisition and integration-related costs.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. During the second quarter of 2024, the Company recorded legal settlement charges related to the resolution of a class action settlement agreement, as well as costs related to an unrecoverable asset. The Company believes that the outcome of any outstanding loss contingencies as of June 30, 2024 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive (loss) income and the liability is reflected in sales tax payable within other current liabilities in its condensed consolidated balance sheets.

14.    INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to ordinary income for the reporting period. For the three and six months ended June 30, 2024, the Company used actual results to calculate the provision for income taxes. It determined that since small changes in estimated ordinary income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and six month periods ended June 30, 2024.

The Company’s effective tax rate was 18.0% and 15.8% for the three and six months ended June 30, 2024, respectively, and 29.6% and 27.9% for the three and six months ended June 30, 2023, respectively. In addition to using actual results, a book loss primarily driven by credit loss expense as discussed in Note 2 - Summary of Significant Accounting Policies, relative to nondeductible items, caused the quarterly and year-to-date effective tax rates to be significantly different from the historical annual effective tax rate.

As of June 30, 2024, the Company had approximately $11.6 million of unrecognized tax benefits included in other non-current liabilities, $11.0 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the six months ended June 30, 2024, the Company had net increases of $1.0 million to its current year unrecognized tax benefits related to federal and state tax provisions.

Effective January 1, 2024, many jurisdictions implemented the Pillar Two rules issued by the Organization for Economic Co-operation and Development. In general, large multinational entity groups with consolidated revenue in excess of 750 million Euros in at least two of the preceding four years could be subject to the new rules in jurisdictions with an effective tax rate below fifteen percent. The Company currently does not operate in any jurisdictions that have implemented the Pillar Two rules, but jurisdictions may adopt retroactively to January 1, 2024. The Company does not expect the adoption of the Pillar Two rules by any jurisdiction in which it currently operates to have a material impact on its financial statements.

The tax years 2012 through 2023 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to Mr. Kevin C. Clark, the Company's non-executive Chairman of the Board of Directors since April 1, 2022, and the Company's Co-Founder & Chief Executive Officer through March 31, 2022. Mr. Clark is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Audit Committee of the Company's Board of Directors through the Company's related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and six months ended June 30, 2024 and 2023, the Company incurred an immaterial amount in expenses and had an immaterial payable balance at June 30, 2024 and December 31, 2023.

The Company provides services to entities which are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was immaterial for the three and six months ended June 30, 2024 and 2023. Accounts receivable due from these entities was an immaterial amount at June 30, 2024 and December 31, 2023.

16.    SUBSEQUENT EVENT

On July 29, 2024, the Company amended its Loan Agreement. The amendment allows for all share repurchases paid in cash prior to June 30, 2024 and thereafter to be excluded as restricted payments in the fixed charge coverage ratio calculation, if as of the date of the share repurchase, there is no revolving ABL balance (except for interest and fees payable in accordance with the terms of the Loan Agreement).

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

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 86% of total revenue in the second quarter of 2024. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services. We also offer our SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

●    Physician Staffing – Physician Staffing represented approximately 14% of total revenue in the second quarter of 2024. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended June 30, 2024, revenue from services decreased 37% year-over-year to $339.8 million, due to a 26% decrease in demand and a 21% decrease in average bill rates within the Nurse and Allied Staffing segment, primarily in travel nursing, while Homecare Staffing experienced 12% year-over-year revenue growth and 6% sequential revenue growth. The Physician Staffing segment experienced 7% year-over-year and 3% sequential revenue growth due to a price increase of 12% and a volume increase of 2%. Net loss attributable to common stockholders in the second quarter of 2024 was $16.1 million, as compared to net income of $21.3 million for the same period in the prior year.

For the three months ended June 30, 2024, cash and cash equivalents totaled $69.6 million, with no debt outstanding. Cash flow provided by operating activities for the six months ended June 30, 2024 was $88.4 million, with a decrease in working capital stemming from a decrease in net receivables, partially offset by the timing of disbursements. As of June 30, 2024, there were no borrowings drawn under the revolving senior-secured asset-based credit facility (ABL), and borrowing base availability was $166.7 million, with $152.9 million of availability net of $13.8 million of letters of credit.

We have been able to execute in the challenging travel staffing environment, with a positive demand trajectory as we exited the quarter. Our technology initiatives are enhancing our competitive positioning, driven in part by Intellify®'s traction in the marketplace. Over 90% of our existing travel customers have transitioned to Intellify®. We will remain responsive to the current market conditions while also ensuring that we maintain a solid foundation for growth.

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

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations and comprehensive (loss) income data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	79.2	77.2	79.4	77.5
Selling, general and administrative expenses	17.7	14.6	17.2	14.0
Credit loss expense	5.6	0.6	2.8	0.7
Depreciation and amortization	1.4	0.8	1.3	0.8
Restructuring costs	0.6	0.2	0.4	0.1
Legal and other losses	1.2	—	1.1	0.1
Impairment charges	—	0.1	0.1	—
(Loss) income from operations	(5.7)	6.5	(2.3)	6.8
Interest expense	0.2	0.6	0.1	0.6
Loss on early extinguishment of debt	—	0.3	—	0.1
Other (income) expense, net	(0.1)	—	(0.2)	—
(Loss) income before income taxes	(5.8)	5.6	(2.2)	6.1
Income tax (benefit) expense	(1.1)	1.7	(0.3)	1.7
Net (loss) income attributable to common stockholders	(4.7)%	3.9%	(1.9)%	4.4%

Comparison of Results for the Three Months Ended June 30, 2024 and the Three Months Ended June 30, 2023

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2024	2023	$	%
	(Amounts in thousands)
Revenue from services	$339,771	$540,695	$(200,924)	(37.2)%
Direct operating expenses	268,966	417,556	(148,590)	(35.6)%
Selling, general and administrative expenses	60,258	78,938	(18,680)	(23.7)%
Credit loss expense	18,858	3,134	15,724	501.7%
Depreciation and amortization	4,719	4,432	287	6.5%
Restructuring costs	2,116	913	1,203	131.8%
Legal and other losses	3,946	—	3,946	100.0%
Impairment charges	114	533	(419)	(78.6)%
(Loss) income from operations	(19,206)	35,189	(54,395)	(154.6)%
Interest expense	568	3,149	(2,581)	(82.0)%
Loss on early extinguishment of debt	—	1,723	(1,723)	(100.0)%
Other (income) expense, net	(212)	11	(223)	NM
(Loss) income before income taxes	(19,562)	30,306	(49,868)	(164.5)%
Income tax (benefit) expense	(3,512)	8,961	(12,473)	(139.2)%
Net (loss) income attributable to common stockholders	$(16,050)	$21,345	$(37,395)	(175.2)%
NM - Not meaningful

Revenue from services

Revenue from services decreased 37.2% to $339.8 million for the three months ended June 30, 2024, as compared to $540.7 million for the three months ended June 30, 2023, due to volume and bill rate declines in the Nurse and Allied Staffing segment partially offset by volume and price increases in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $148.6 million, or 35.6%, to $269.0 million for the three months ended June 30, 2024, as compared to $417.6 million for the three months ended June 30, 2023, as a result of revenue decreases and the tightening of the bill/pay spreads. As a percentage of total revenue, direct operating expenses increased to 79.2%, as compared to 77.2% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 23.7% to $60.3 million for the three months ended June 30, 2024, as compared to $78.9 million for the three months ended June 30, 2023, primarily due to decreases in compensation and benefit expense through proactive cost management. As a percentage of total revenue, selling, general and administrative expenses increased to 17.7% for the three months ended June 30, 2024, as compared to 14.6% for the three months ended June 30, 2023.

Credit loss expense

Credit loss expense for the three months ended June 30, 2024 was $18.9 million, as compared to $3.1 million for the three months ended June 30, 2023. The increase was driven by a bankruptcy filing by a single large customer. There is no significant impact on operations from this client as the majority of the business had been wound down in the prior year. As a percentage of revenue, credit loss expense was 5.6% for the three months ended June 30, 2024, as compared to 0.6% for the three months ended June 30, 2023.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2024 was $4.7 million, as compared to $4.4 million for the three months ended June 30, 2023. As a percentage of revenue, depreciation and amortization expense was 1.4% for the three months ended June 30, 2024 and 0.8% for the three months ended June 30, 2023.

Restructuring costs

Restructuring costs for the three months ended June 30, 2024 and 2023 were primarily comprised of employee termination costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the second quarter of 2024, the Company recorded legal and other losses of $3.9 million which included the settlement of a class action lawsuit, as well as costs related to an unrecoverable asset. There were no such charges for the three months ended June 30, 2023.

Impairment charges

Non-cash impairment charges for the three months ended June 30, 2024 related to real estate restructuring activities. Non-cash impairment charges for the three months ended June 30, 2023 related to the write-off of an abandoned IT project.

Interest expense

Interest expense was $0.6 million for the three months ended June 30, 2024, as compared to $3.1 million for the three months ended June 30, 2023, due to lower average borrowings, partially offset by a higher effective interest rate.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the three months ended June 30, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of our term loan in the second quarter of 2023. There were no such charges for the three months ended June 30, 2024.

Income tax (benefit) expense

Income tax benefit totaled $3.5 million for the three months ended June 30, 2024, as compared to expense of $9.0 million for the three months ended June 30, 2023. The decrease in income tax expense was related to a decrease in book income primarily driven by credit loss expense as discussed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements. The tax amounts for the three months ended June 30, 2024 and 2023 were impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Six Months Ended June 30, 2024 and the Six Months Ended June 30, 2023

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2024	2023	$	%
	(Amounts in thousands)
Revenue from services	$718,945	$1,163,402	$(444,457)	(38.2)%
Direct operating expenses	570,843	900,840	(329,997)	(36.6)%
Selling, general and administrative expenses	123,510	163,198	(39,688)	(24.3)%
Credit loss expense	20,148	8,042	12,106	150.5%
Depreciation and amortization	9,361	9,336	25	0.3%
Restructuring costs	3,054	1,342	1,712	127.6%
Legal and other losses	7,596	1,125	6,471	575.2%
Impairment charges	718	533	185	34.7%
(Loss) income from operations	(16,285)	78,986	(95,271)	(120.6)%
Interest expense	1,030	6,839	(5,809)	(84.9)%
Loss on early extinguishment of debt	—	1,723	(1,723)	(100.0)%
Other income, net	(1,442)	(1)	(1,441)	NM
(Loss) income before income taxes	(15,873)	70,425	(86,298)	(122.5)%
Income tax (benefit) expense	(2,515)	19,644	(22,159)	(112.8)%
Net (loss) income attributable to common stockholders	$(13,358)	$50,781	$(64,139)	(126.3)%
NM - Not meaningful

Revenue from services

Revenue from services decreased 38.2% to $718.9 million for the six months ended June 30, 2024, as compared to $1.2 billion for the six months ended June 30, 2023, due to volume and bill rate declines in the Nurse and Allied Staffing segment, partially offset by volume and price increases in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $330.0 million, or 36.6%, to $570.8 million for the six months ended June 30, 2024, as compared to $900.8 million for the six months ended June 30, 2023, as a result of revenue decreases and the tightening of bill/pay spreads. As a percentage of total revenue, direct operating expenses increased to 79.4%, as compared to 77.5% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 24.3% to $123.5 million for the six months ended June 30, 2024, as compared to $163.2 million for the six months ended June 30, 2023, primarily due to decreases in compensation and benefit expense through proactive cost management, as well as a decrease in marketing expense. As a percentage of total revenue, selling, general and administrative expenses increased to 17.2% for the six months ended June 30, 2024, as compared to 14.0% for the six months ended June 30, 2023.

Credit loss expense

Credit loss expense for the six months ended June 30, 2024 was $20.1 million, as compared to $8.0 million for the six months ended June 30, 2023. The increase was driven by a bankruptcy filing by a single large customer. There is no significant impact on operations from this client as the majority of the business had been wound down in the prior year. As a percentage of revenue, credit loss expense was 2.8% for the six months ended June 30, 2024, as compared to 0.7% for the six months ended June 30, 2023.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2024 was $9.4 million, as compared to $9.3 million for the six months ended June 30, 2023. As a percentage of revenue, depreciation and amortization expense was 1.3% for the six months ended June 30, 2024 and 0.8% for the six months ended June 30, 2023.

Restructuring costs

Restructuring costs for the six months ended June 30, 2024 were primarily comprised of employee termination costs and ongoing lease exit costs. Restructuring costs for the six months ended June 30, 2023 were primarily comprised of employee termination costs, partially offset by an immaterial lease-related benefit. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the six months ended June 30, 2024, the Company recorded legal and other losses of $7.6 million which included the settlement of a class action lawsuit, as well as costs related to an unrecoverable asset. Legal and other losses totaled $1.1 million for the six months ended June 30, 2023 and related to the settlement of a wage and hour class action lawsuit and associated legal fees.

Impairment charges

Non-cash impairment charges for the six months ended June 30, 2024 related to real estate restructuring activities. Non-cash impairment charges for the six months ended June 30, 2023 related to the write-off of an abandoned IT project.

Interest expense

Interest expense was $1.0 million for the six months ended June 30, 2024, as compared to $6.8 million for the six months ended June 30, 2023, due to lower average borrowings, partially offset by a higher effective interest rate.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the six months ended June 30, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of our term loan in the second quarter of 2023. There were no such charges for the six months ended June 30, 2024.

Other income, net

For the six months ended June 30, 2024, other income, net included a $0.9 million decrease of the remaining earnout liability related to the Mint acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Income tax (benefit) expense

Income tax benefit totaled $2.5 million for the six months ended June 30, 2024, as compared to expense of $19.6 million for the six months ended June 30, 2023. The decrease in income tax expense was related to a decrease in book income primarily driven by credit loss expense as discussed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements. The tax amounts for the six months ended June 30, 2024 and 2023 were impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$291,451	$495,376	$623,637	$1,077,678
Physician Staffing	48,320	45,319	95,308	85,724
	$339,771	$540,695	$718,945	$1,163,402

Contribution income:
Nurse and Allied Staffing	$5,820	$56,481	$33,003	$123,650
Physician Staffing	4,033	3,541	7,171	5,265
	9,853	60,022	40,174	128,915

Corporate overhead	18,161	18,891	35,727	37,547
Depreciation and amortization	4,719	4,432	9,361	9,336
Restructuring costs	2,116	913	3,054	1,342
Legal and other losses	3,946	—	7,596	1,125
Impairment charges	114	533	718	533
Other costs	3	64	3	46
(Loss) income from operations	$(19,206)	$35,189	$(16,285)	$78,986

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2024	2023	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	8,415	11,385	(2,970)	(26.1)%
Average Nurse and Allied Staffing revenue per FTE per day	$377	$474	$(97)	(20.5)%

Physician Staffing statistical data:
Days filled	24,252	23,826	426	1.8%
Revenue per day filled	$1,992	$1,902	$90	4.7%

	Six Months Ended
	June 30,	June 30,		Percent
	2024	2023	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	8,770	11,952	(3,182)	(26.6)%
Average Nurse and Allied Staffing revenue per FTE per day	$388	$494	$(106)	(21.5)%

Physician Staffing statistical data:
Days filled	48,037	45,923	2,114	4.6%
Revenue per day filled	$1,984	$1,867	$117	6.3%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023

Nurse and Allied Staffing

Revenue decreased $203.9 million, or 41.2%, to $291.5 million for the three months ended June 30, 2024, as compared to $495.4 million for the three months ended June 30, 2023, driven primarily by a 26% decline in billable hours and, to a lesser extent, a 21% normalization in bill rates. Within the segment, HomeCare Staffing experienced year-over-year revenue growth of 12.0% and sequential revenue growth of 5.5% in the second quarter of 2024.

Contribution income decreased $50.7 million, or 89.7%, to $5.8 million for the three months ended June 30, 2024, as compared to $56.5 million for the three months ended June 30, 2023. As a percentage of segment revenue, contribution income margin was 2.0% for the three months ended June 30, 2024, as compared to 11.4% for the three months ended June 30, 2023.

The average number of FTEs on contract during the three months ended June 30, 2024 decreased 26.1% from the three months ended June 30, 2023, primarily due to headcount decline in travel nurse and per diem. The average revenue per FTE per day decreased 20.5%.

Physician Staffing

Revenue increased $3.0 million, or 6.6%, to $48.3 million for the three months ended June 30, 2024, as compared to $45.3 million for the three months ended June 30, 2023, primarily due to a 2% increase in billable days, as well as price increases of 12%.

Contribution income was $4.0 million for the three months ended June 30, 2024, as compared to $3.5 million for the three months ended June 30, 2023. As a percentage of segment revenue, contribution income was 8.3% for the three months ended June 30, 2024, as compared to 7.8% for the three months ended June 30, 2023.

Total days filled for the three months ended June 30, 2024 was 24,252, as compared with 23,826 in the prior year. Revenue per day filled was $1,992 as compared with $1,902 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $18.2 million for the three months ended June 30, 2024, from $18.9 million for the three months ended June 30, 2023, primarily due to decreases in compensation and benefit expense, and professional fees, partially offset by increases in insurance and taxes. As a percentage of consolidated revenue, corporate overhead was 5.3% for the three months ended June 30, 2024 and 3.5% for the three months ended June 30, 2023.

Segment Comparison - Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023

Nurse and Allied Staffing

Revenue decreased $454.0 million, or 42.1%, to $623.6 million for the six months ended June 30, 2024, as compared to $1.1 billion for the six months ended June 30, 2023, driven primarily by a 26% decline in billable hours and, to a lesser extent, a 22% normalization in bill rates. Within the segment, HomeCare Staffing experienced year-over-year revenue growth of 7.5% for the six months ended June 30, 2024.

Contribution income decreased $90.7 million, or 73.3%, to $33.0 million for the six months ended June 30, 2024, as compared to $123.7 million for the six months ended June 30, 2023. As a percentage of segment revenue, contribution income margin was 5.3% for the six months ended June 30, 2024, as compared to 11.5% for the six months ended June 30, 2023.

The average number of FTEs on contract during the six months ended June 30, 2024 decreased 26.6% from the six months ended June 30, 2023, primarily due to headcount decline in travel nurse and allied, and per diem. The average revenue per FTE per day decreased 21.5%.

Physician Staffing

Revenue increased $9.6 million, or 11.2%, to $95.3 million for the six months ended June 30, 2024, as compared to $85.7 million for the six months ended June 30, 2023, primarily due to a 5% increase in billable days, as well as price increases of 15%.

Contribution income was $7.2 million for the six months ended June 30, 2024, as compared to $5.3 million for the six months ended June 30, 2023. As a percentage of segment revenue, contribution income was 7.5% for the six months ended June 30, 2024, as compared to 6.1% for the six months ended June 30, 2023.

Total days filled for the six months ended June 30, 2024 was 48,037, as compared with 45,923 in the prior year. Revenue per day filled was $1,984 as compared with $1,867 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead decreased to $35.7 million for the six months ended June 30, 2024, from $37.5 million for the six months ended June 30, 2023, primarily due to decreases in compensation and benefit expense, and professional fees, partially offset by increases in computer expenses, insurance, and workers’ compensation. As a percentage of consolidated revenue, corporate overhead was 5.0% for the six months ended June 30, 2024 and 3.2% for the six months ended June 30, 2023.

Liquidity and Capital Resources

On June 30, 2023, we repaid all $73.9 million in outstanding obligations under the term loan and terminated the Term Loan Agreement (as defined below). As of June 30, 2024, we reported $69.6 million in cash and cash equivalents, with no borrowings drawn under the ABL, and no off-balance sheet arrangements. Working capital decreased by $39.0 million to $227.6 million as of June 30, 2024, as compared to $266.6 million as of December 31, 2023, primarily due to a decrease in net receivables, partially offset by the timing of disbursements. As of June 30, 2024, our days’ sales outstanding, net of amounts owed to subcontractors, was 56 days, down 7 days year-over-year and down 18 days sequentially.

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

As of May 2023, the Company maintains a $100.0 million Board-authorized stock repurchase program (Repurchase Program). In the third quarter of 2023, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024 through November 7, 2024. During the six months ended June 30, 2024, the Company repurchased a total of 1,290,156 shares of common stock for $21.3 million, at an average price of $16.50 per share. As of June 30, 2024, we had $56.0 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in our Loan Agreement (as defined below).

Net cash provided by operating activities decreased $77.7 million to $88.4 million for the six months ended June 30, 2024, as compared to $166.1 million for the six months ended June 30, 2023.

Net cash used in investing activities was $5.1 million for the six months ended June 30, 2024, as compared to $7.5 million for the six months ended June 30, 2023. Net cash used in the six months ended June 30, 2024 was for capital expenditures. Net cash used in the six months ended June 30, 2023 was for capital expenditures and an immaterial amount related to a local business acquisition.
Net cash used in financing activities during the six months ended June 30, 2024 was $30.8 million, as compared to $161.6 million during the six months ended June 30, 2023. During the six months ended June 30, 2024, we used cash to pay $2.9 million for income taxes on share-based compensation, $21.3 million for share repurchases, and $6.6 million for contingent consideration. During the six months ended June 30, 2023, we reported net repayments of $119.7 million on debt, and used cash to pay $4.9 million for income taxes on share-based compensation, $36.5 million for share repurchases, and an immaterial amount for other financing activities.

Debt

2021 Term Loan Credit Agreement

On June 8, 2021, we entered into the Term Loan Credit Agreement (Term Loan Agreement), which provided for a six-year second lien subordinated term loan in the amount of $100.0 million (term loan). On November 18, 2021, we amended the Term Loan Agreement (Term Loan First Amendment), which provided the Company an incremental term loan in an aggregate amount equal to $75.0 million. On April 14, 2023, we amended the Term Loan Agreement (Term Loan Second Amendment), which provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate (as defined in the Term Loan Agreement), at the election of the borrowers, plus an applicable margin. With respect to any SOFR loan, the rate per annum was equal to the Term SOFR (as defined in the Term Loan Second Amendment) for the interest period plus an adjustment of 10 basis points due to the credit spread associated with the transition to SOFR.

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, on June 30, 2023, we repaid all outstanding obligations under the term loan, and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023 and are included as loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive (loss) income. All subsidiary guarantees of the term loan were automatically released upon the termination of the Term Loan Agreement.

2019 Asset-Based Loan Agreement

Effective October 25, 2019, the prior senior credit facility entered into in August 2017 was replaced by a $120.0 million asset-based loan agreement (Loan Agreement), which provided for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on SOFR or Base Rate (as defined in the Loan Agreement), at the election of the borrowers, plus an applicable margin. On September 29, 2023, we amended the Loan Agreement (Sixth Amendment), which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability. For the three months ended June 30, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.
As of June 30, 2024, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $166.7 million as of June 30, 2024, with no borrowings drawn and $152.9 million of availability net of $13.8 million of letters of credit.

See Note 8 - Debt to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our 2023 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Loan Agreement entered into on October 25, 2019. This agreement charges interest at a rate based on either SOFR or Base Rate (as defined in the Loan Agreement) plus an applicable margin. Our Term Loan Agreement, entered into on June 8, 2021, was repaid and terminated on June 30, 2023.

A 1.0% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the six months ended June 30, 2024 and 2023, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

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

During the second quarter of 2024, we implemented a new company-wide enterprise resource planning (ERP) system. We have appropriately considered this change in our design and testing for effectiveness of internal controls and concluded that, as part of the evaluation described above, the ERP implementation has not materially affected our internal control over financial reporting.

There were no other changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the second fiscal quarter ended June 30, 2024. See Note 11 - Stockholders’ Equity contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
April 1 through April 30	189,278	$17.61	189,278	$67,562
May 1 through May 31	259,921	$14.92	259,921	$63,684
June 1 through June 30	530,722	$14.53	530,722	$55,970
Total	979,921	$15.23	979,921	$55,970
________________
(a) Shares were repurchased under the Repurchase Program. The Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(b) As of May 1, 2023, the Board of Directors has authorized an aggregate of $100.0 million in share repurchases under the Repurchase Program. Amounts shown in this column reflect amounts remaining under the Repurchase Program referenced in Note 11 - Stockholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

During the three months ended June 30, 2024, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.    EXHIBITS

No.	Description

3.1	Amended and Restated By-laws of the Registrant (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2024 and incorporated by reference herein.)

10.1
Amendment No. 7 to ABL Credit Agreement, dated as of July 29, 2024, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, and Wells Fargo Bank, N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K dated July 29, 2024 and incorporated by reference herein.)

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 1, 2024	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)