Form 10-Q
period 2024-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2024-11-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 32,916,647 shares of common stock, par value $0.0001 per share, as of October 25, 2024.

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

September 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$64,021	$17,094
Accounts receivable, net of allowances of $35,025 in 2024 and $20,547 in 2023	244,987	372,352
Income taxes receivable	10,128	8,620
Prepaid expenses	4,554	7,681
Insurance recovery receivable	12,102	9,097
Other current assets	794	2,031
Total current assets	336,586	416,875
Property and equipment, net of accumulated depreciation of $20,792 in 2024 and $15,808 in 2023	28,975	27,339
Operating lease right-of-use assets	2,700	2,599
Goodwill	135,430	135,430
Other intangible assets, net	46,453	54,468
Deferred tax assets	9,038	5,979
Insurance recovery receivable	21,812	25,714
Cloud computing	9,735	5,987
Other assets	6,694	6,673
Total assets	$597,423	$681,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$58,436	$92,822
Accrued compensation and benefits	54,285	52,297
Operating lease liabilities	2,060	2,604
Earnout liability	4,100	6,794
Other current liabilities	1,796	1,559
Total current liabilities	120,677	156,076
Operating lease liabilities	2,348	2,663
Accrued claims	34,893	34,853
Earnout liability	—	5,000
Uncertain tax positions	11,169	10,603
Other liabilities	3,645	4,218
Total liabilities	172,732	213,413

Commitments and contingencies

Stockholders’ equity:
Common stock	3	4
Additional paid-in capital	204,273	236,417
Accumulated other comprehensive loss	(1,397)	(1,385)
Retained earnings	221,812	232,615
Total stockholders’ equity	424,691	467,651
Total liabilities and stockholders’ equity	$597,423	$681,064

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue from services	$315,119	$442,291	$1,034,064	$1,605,693
Operating expenses:
Direct operating expenses	250,961	344,932	821,804	1,245,772
Selling, general and administrative expenses	54,297	69,627	177,807	232,825
Credit loss expense	1,512	2,355	21,660	10,397
Depreciation and amortization	4,498	4,540	13,859	13,876
Restructuring costs	998	348	4,052	1,690
Legal and other losses	—	—	7,596	1,125
Impairment charges	—	186	718	719
Total operating expenses	312,266	421,988	1,047,496	1,506,404
Income (loss) from operations	2,853	20,303	(13,432)	99,289
Other expenses (income):
Interest expense	550	669	1,580	7,508
Loss on early extinguishment of debt	—	—	—	1,723
Interest income	(1,107)	(5)	(1,515)	(12)
Other expense (income), net	21	139	(1,013)	145
Income (loss) before income taxes	3,389	19,500	(12,484)	89,925
Income tax expense (benefit)	834	6,688	(1,681)	26,332
Net income (loss) attributable to common stockholders	$2,555	$12,812	$(10,803)	$63,593

Other comprehensive income (loss):
Unrealized foreign currency translation loss, net of tax	(8)	(15)	(12)	(7)
Comprehensive income (loss)	$2,547	$12,797	$(10,815)	$63,586

Net income (loss) per share attributable to common stockholders - Basic	$0.08	$0.37	$(0.32)	$1.80

Net income (loss) per share attributable to common stockholders - Diluted	$0.08	$0.36	$(0.32)	$1.78

Weighted average common shares outstanding:
Basic	33,016	34,954	33,728	35,386
Diluted	33,058	35,152	33,728	35,742

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2024 and 2023
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2024	33,388	$3	$215,449	$(1,389)	$219,257	$433,320
Vesting of restricted stock	1	—	(7)	—	—	(7)
Equity compensation	—	—	870	—	—	870
Stock repurchase and retirement	(817)	—	(11,920)	—	—	(11,920)
Stock repurchase excise tax	—	—	(119)	—	—	(119)
Foreign currency translation adjustment, net of taxes	—	—	—	(8)	—	(8)
Net income	—	—	—	—	2,555	2,555
Balances at September 30, 2024	32,572	$3	$204,273	$(1,397)	$221,812	$424,691

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2023	35,305	$4	$255,216	$(1,379)	$210,765	$464,606
Vesting of restricted stock	1	—	(4)	—	—	(4)
Equity compensation	—	—	1,433	—	—	1,433
Stock repurchase and retirement	(617)	—	(14,768)	—	—	(14,768)
Stock repurchase excise tax	—	—	(145)	—	—	(145)
Foreign currency translation adjustment, net of taxes	—	—	—	(15)	—	(15)
Net income	—	—	—	—	12,812	12,812
Balances at September 30, 2023	34,689	$4	$241,732	$(1,394)	$223,577	$463,919

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Nine Months Ended September 30, 2024 and 2023
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$232,615	$467,651
Vesting of restricted stock	294	—	(2,960)	—	—	(2,960)
Equity compensation	—	—	4,327	—	—	4,327
Stock repurchase and retirement	(2,107)	(1)	(33,233)	—	—	(33,234)
Stock repurchase excise tax	—	—	(278)	—	—	(278)
Foreign currency translation adjustment, net of taxes	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(10,803)	(10,803)
Balances at September 30, 2024	32,572	$3	$204,273	$(1,397)	$221,812	$424,691

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$159,984	$451,477
Vesting of restricted stock	425	—	(4,890)	—	—	(4,890)
Equity compensation	—	—	5,413	—	—	5,413
Stock repurchase and retirement	(2,039)	—	(51,251)	—	—	(51,251)
Stock repurchase excise tax	—	—	(416)	—	—	(416)
Foreign currency translation adjustment, net of taxes	—	—	—	(7)	—	(7)
Net income	—	—	—	—	63,593	63,593
Balances at September 30, 2023	34,689	$4	$241,732	$(1,394)	$223,577	$463,919
See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities
Consolidated net (loss) income	$(10,803)	$63,593
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,859	13,876
Provision for allowances	21,506	13,539
Deferred income tax (benefit) expense	(2,946)	630
Non-cash lease expense	731	823
Impairment charges	718	719
Loss on early extinguishment of debt	—	1,723
Equity compensation	4,327	5,413
Other non-cash costs	611	1,003
Changes in operating assets and liabilities:
Accounts receivable	105,859	217,223
Prepaid expenses and other assets	622	3,243
Income taxes	(944)	7,922
Accounts payable and accrued expenses	(33,592)	(89,596)
Operating lease liabilities	(2,228)	(3,559)
Other	(1,838)	(128)
Net cash provided by operating activities	95,882	236,424

Cash flows from investing activities
Purchases of property and equipment	(6,183)	(11,099)
Acquisition-related settlements	—	199
Net cash used in investing activities	(6,183)	(10,900)

Cash flows from financing activities
Principal payments on term loan	—	(73,875)
Borrowings under Senior Secured Asset-Based revolving credit facility	17,671	665,385
Repayments on Senior Secured Asset-Based revolving credit facility	(17,671)	(742,185)
Cash paid for shares withheld for taxes	(2,960)	(4,891)
Stock repurchase and retirement	(33,233)	(51,251)
Payment of contingent consideration	(6,579)	(7,500)
Other	—	(508)
Net cash used in financing activities	(42,772)	(214,825)

Effect of exchange rate changes on cash	—	(2)
Change in cash and cash equivalents	46,927	10,697
Cash and cash equivalents at beginning of period	17,094	3,604
Cash and cash equivalents at end of period	$64,021	$14,301

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See the consolidated statements of operations and comprehensive income (loss).

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

Restatement of Prior Period Financial Statements

In connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2024, the Company identified an accounting error related to Medical Staffing Network Healthcare, LLC, which the Company acquired on June 30, 2014. The error pertains to an elimination entry that was improperly recorded, which resulted in the overstatement of revenue and the understatement of subcontractor liabilities. It was determined that the impact of the error was inconsequential in 2023 and 2024, and primarily related to the fiscal years of 2020 through 2022, during which time the Company's business greatly accelerated as a result of the pandemic. This non-cash error did not affect client billings, payments to health care professionals, or payments to subcontractors.

Management assessed the materiality of the error, including the presentation in prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections. Based on this assessment, the Company concluded that the error and the related impacts did not result in a material misstatement of the previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2021 through 2023. However, correcting the cumulative effect of the error in the third quarter of 2024 would have had a material effect on the results of operations for that period.

Therefore, the relevant prior periods’ financial statements and related footnotes have been corrected. Previously reported financial information for such an immaterial error will be corrected in future filings, as applicable.

The Company has provided a summary of the revisions to the impacted financial statement line items from the previously issued financial statements. See Note 16 - Immaterial Financial Restatement to Prior Period Financial Statements.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for credit losses and sales allowances. Estimated revenue for the Company employees’, subcontracted employees’, and independent contractors’ time worked but not yet billed at September 30, 2024 and December 31, 2023 totaled $67.5 million and $89.9 million, respectively.

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

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2024	2023
	(amounts in thousands)
Balance at January 1	$19,640	$13,058
Credit Loss Expense	1,290	4,908
Write-Offs, net of Recoveries	(1,555)	54
Balance at March 31	19,375	18,020
Credit Loss Expense	18,858	3,134
Write-Offs, net of Recoveries	(3,201)	(4,240)
Balance at June 30	35,032	16,914
Credit Loss Expense	1,512	2,355
Write-Offs, net of Recoveries	(1,942)	(1,394)
Balance at September 30	$34,602	$17,875

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments that may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of September 30, 2024 and December 31, 2023 was $0.4 million and $0.9 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2024 and 2023, or the Company’s accounts receivable balance as of

September 30, 2024 and December 31, 2023. In 2023, there was an increase in credit loss expense primarily driven by a deterioration in the accounts receivable aging stemming from a single MSP customer. On May 6, 2024, the customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company recorded an associated credit loss expense of $19.4 million during the quarter ended June 30, 2024.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the condensed consolidated statements of operations and comprehensive income (loss) primarily include employee termination costs and lease-related exit costs.

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2024	$895	$1,184
Charged to restructuring	188	525
Payments	(759)	(218)
Balance at March 31, 2024	324	1,491
Charged to restructuring	1,740	—
Payments	(1,787)	(254)
Balance at June 30, 2024	277	1,237
Charged to restructuring	634	—
Payments	(254)	(245)
Balance at September 30, 2024	$657	$992

Recent Accounting Pronouncements

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

	Three Months ended September 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$257,035	$47,848	$304,883
Other Services	7,818	2,418	10,236
Total	$264,853	$50,266	$315,119

	Three Months ended September 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$386,536	$43,165	$429,701
Other Services	10,059	2,531	12,590
Total	$396,595	$45,696	$442,291

	Nine Months ended September 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$864,510	$138,173	$1,002,683
Other Services	23,980	7,401	31,381
Total	$888,490	$145,574	$1,034,064

	Nine Months ended September 30, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments

Temporary Staffing Services	$1,437,746	$124,477	$1,562,223
Other Services	36,527	6,943	43,470
Total	$1,474,273	$131,420	$1,605,693
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

5.    COMPREHENSIVE INCOME (LOSS)

Total comprehensive income (loss) includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive income (loss). Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.5 million as of September 30, 2024 and December 31, 2023.

The income tax impact related to components of other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 is included in unrealized foreign currency translation loss, net of tax in the condensed consolidated statements of operations and comprehensive income (loss).

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(amounts in thousands, except per share data)
Numerator:
Net income (loss) attributable to common stockholders - Basic and Diluted	$2,555	$12,812	$(10,803)	$63,593

Denominator:
Weighted average common shares - Basic	33,016	34,954	33,728	35,386
Effect of diluted shares:
Share-based awards	42	198	—	356
Weighted average common shares - Diluted[a]	33,058	35,152	33,728	35,742

Net income (loss) per share attributable to common stockholders - Basic	$0.08	$0.37	$(0.32)	$1.80

Net income (loss) per share attributable to common stockholders - Diluted	$0.08	$0.36	$(0.32)	$1.78

(a) For the nine months ended September 30, 2024, the effect of diluted shares was not included in the weighted average share calculation due to the Company's net operating loss position.

The following table represents the share-based awards that could potentially dilute net income (loss) per share attributable to common stockholders in the future that were not included in the computation of diluted net income (loss) per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(amounts in thousands)
Share-based awards	431	4	314	1

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$39,430	$22,481	$16,949	$45,930	$24,971	$20,959
Customer relationships	52,538	29,699	22,839	52,538	26,286	26,252
Trade names	900	885	15	900	548	352
Software	1,700	950	750	1,700	695	1,005
Other intangible assets, net	$94,568	$54,015	$40,553	$101,068	$52,500	$48,568
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of September 30, 2024, estimated future annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2024	$2,467
2025	9,571
2026	8,362
2027	6,191
2028	4,791
Thereafter	9,171
$40,553

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

As of September 30, 2024, the Company performed a qualitative assessment of each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of September 30, 2024 will prove to be accurate predictions of future performance.

As of September 30, 2024, goodwill by reporting segment was: $112.5 million for Nurse and Allied Staffing and $22.9 million for Physician Staffing, for a total of $135.4 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2024, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable. During the nine months ended September 30, 2023, the Company wrote off an abandoned IT project, resulting in an impairment charge.

8.    DEBT

The Company's debt consists of the following:

	September 30, 2024		December 31, 2023
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 6.68% and 6.99% at September 30, 2024 and December 31, 2023, respectively	$—	$(2,012)	$—	$(2,623)
Debt	$—	$(2,012)	$—	$(2,623)

As of September 30, 2024 and December 31, 2023, there was no debt outstanding on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the condensed consolidated balance sheets.
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
On July 29, 2024, the Company amended the Loan Agreement (Seventh Amendment), which allows for all share repurchases paid in cash prior to June 30, 2024 and thereafter to be excluded as restricted payments in the fixed charge coverage ratio calculation, if as of the date of the share repurchase, there is no revolving ABL balance (except for interest and fees payable in accordance with the terms of the Loan Agreement).
These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and are amortized ratably over the remaining term of the Loan Agreement.
The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At September 30, 2024, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $150.2 million, with $135.2 million of availability net of $15.0 million of letters of credit outstanding related to workers' compensation and professional liability policies.
As of September 30, 2024, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended September 30, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors, subject to customary exceptions.

9.    LEASES

The Company's lease population of its right-of-use assets and lease liabilities is substantially related to the rental of office space. The Company enters into lease agreements as a lessee that may include options to extend or terminate early. Some of these real estate leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. Certain of the leases have provisions for free rent during the lease term and/or escalating rent payments and, particularly for the Company’s longer-term leases for its corporate offices, it has received incentives to enter into the leases, such as receiving up to a specified dollar amount to construct tenant improvements. These leases do not include residual value guarantees, covenants, or other restrictions.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	September 30, 2024	December 31, 2023
	(amounts in thousands)
Operating lease right-of-use assets	$2,700	$2,599
Operating lease liabilities - current	$2,060	$2,604
Operating lease liabilities - non-current	$2,348	$2,663

	September 30, 2024	December 31, 2023
Weighted average remaining lease term	2.7 years	2.2 years
Weighted average discount rate	7.01%	6.36%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of September 30, 2024:

(amounts in thousands)
Years Ending December 31:
2024	$446
2025	2,442
2026	722
2027	611
2028	531
Thereafter	139
Total minimum lease payments	4,891
Less: amount of lease payments representing interest	(483)
Present value of future minimum lease payments	4,408
Less: operating lease liabilities - current	(2,060)
Operating lease liabilities - non-current	$2,348

Other Information

The table below provides information regarding supplemental cash flows:

	Nine Months Ended
	September 30,
	2024	2023
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,536	$3,903
Right-of-use assets acquired under operating lease	$1,375	$782

The components of lease expense are as follows:

	Three Months Ended
	September 30,
	2024	2023
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
Operating lease expense	$331	$396
Short-term lease expense	$332	$702
Variable and other lease costs	$150	$355

	Nine Months Ended
	September 30,
	2024	2023
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):
Operating lease expense	$981	$1,300
Short-term lease expense	$1,109	$2,520
Variable and other lease costs	$765	$628

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations and comprehensive income (loss), depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of September 30, 2024, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	September 30, 2024	December 31, 2023
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$3,759	$3,298
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,889	$3,343

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The Company did not record any material impairment charges during the three and nine months ended September 30, 2024 and 2023.

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

During the three months ended September 30, 2024, the Company repurchased a total of 816,879 shares of common stock for $11.9 million, at an average price of $14.57 per share. During the nine months ended September 30, 2024, the Company repurchased a total of 2,107,035 shares of common stock for an aggregate of $33.2 million, at an average price of $15.75 per share. During the three months ended September 30, 2023, the Company repurchased a total of 616,824 shares of common stock for $14.8 million, at an average price of $23.92 per share. During the nine months ended September 30, 2023, the Company repurchased a total of 2,038,691 shares of common stock for $51.2 million, at an average price of $25.12 per share.

As of September 30, 2024, the Company had $44.1 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company's Loan Agreement. As of September 30, 2024, the Company had 32,572,284 unrestricted shares of common stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2020 Plan and the 2024 Plan (Plans) for the nine months ended September 30, 2024:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2024	547,534	$20.42	417,197	$18.75
Granted	375,377	$18.05	170,880	$18.67
Vested	(309,847)	$19.06	(145,908)	$12.71
Forfeited	(62,157)	$20.65	(23,875)	$21.39
Unvested restricted stock awards, September 30, 2024	550,907	$19.54	418,294	$20.68

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

During the three and nine months ended September 30, 2024, $0.9 million and $4.3 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 1,163 and 294,414 shares, respectively, of common stock were issued upon the vesting of restricted and performance stock.

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

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$264,853	$396,595	$888,490	$1,474,273
Physician Staffing	50,266	45,696	145,574	131,420
	$315,119	$442,291	$1,034,064	$1,605,693

Contribution income:
Nurse and Allied Staffing	$19,251	$39,226	$52,254	$162,876
Physician Staffing	4,629	2,576	11,800	7,841
	23,880	41,802	64,054	170,717

Corporate overhead(a)	15,531	16,412	51,258	53,959
Depreciation and amortization	4,498	4,540	13,859	13,876
Restructuring costs	998	348	4,052	1,690
Legal and other losses	—	—	7,596	1,125
Impairment charges	—	186	718	719
Other costs(b)	—	13	3	59
Income (loss) from operations	$2,853	$20,303	$(13,432)	$99,289
_______________
(a) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).
(b) Other costs include acquisition and integration-related costs.

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company's current assessments, including available insurance recoveries, which would impact the Company's profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company's financial results. The Company believes that the outcome of any outstanding loss contingencies as of September 30, 2024 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company's best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company's business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss) and the liability is reflected in sales tax payable within other current liabilities in its condensed consolidated balance sheets.

14.    INCOME TAXES

The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the Annual Effective Tax Rate (AETR) for the full fiscal year to ordinary income for the reporting period. For the three and nine months ended September 30, 2024, the Company used actual results to calculate the provision for income taxes. It determined that since small changes in estimated ordinary income would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three- and nine-month periods ended September 30, 2024.

The Company’s effective tax rate was 24.6% and 13.5% for the three and nine months ended September 30, 2024, respectively, and 34.3% and 29.3% for the three and nine months ended September 30, 2023, respectively. In addition to using actual results, a book loss primarily driven by credit loss expense as discussed in Note 2 - Summary of Significant Accounting Policies, relative to nondeductible items, caused the year-to-date effective tax rates to be significantly different from the historical annual effective tax rate.

As of September 30, 2024, the Company had approximately $11.2 million of unrecognized tax benefits included in other non-current liabilities, $10.5 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the nine months ended September 30, 2024, the Company had net increases of $0.5 million to its current year unrecognized tax benefits related to federal and state tax provisions.

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

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to a certain member of the Company's Board of Directors, who is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Audit Committee of the Company's Board of Directors through the Company's related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and nine months ended September 30, 2024 and 2023, the Company incurred an immaterial amount in expenses and had an immaterial payable balance at September 30, 2024 and December 31, 2023.

The Company provides services to entities that are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $2.7 million and $3.0 million for the three and nine months ended September 30, 2024, respectively, and an immaterial amount for the three and nine months ended September 30, 2023. Accounts receivable due from these entities was $0.7 million at September 30, 2024 and an immaterial amount at December 31, 2023.

16.    IMMATERIAL FINANCIAL RESTATEMENT TO PRIOR PERIOD FINANCIAL STATEMENTS

As discussed in Note 2 – Summary of Significant Accounting Policies, the Company identified an error in the consolidated financial statements of prior periods that it concluded was not material to the previously-issued financial statements. A summary of the revisions to the impacted financial statement line items in the previously-issued Consolidated Balance Sheet as of December 31, 2022 and 2023, the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022 and 2023, and the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows for the year ended December 31, 2022 included in the 2023 Form 10-K, are provided below.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	Year Ended December 31, 2023
	As Reported	Revisions	As Revised
Assets
Current assets:
Cash and cash equivalents	$17,094	$—	$17,094
Accounts receivable, net	372,352	—	372,352
Income taxes receivable	6,898	1,722	8,620
Prepaid expenses	7,681	—	7,681
Insurance recovery receivable	9,097	—	9,097
Other current assets	2,031	—	2,031
Total current assets	415,153	1,722	416,875
Property and equipment, net	27,339	—	27,339
Operating lease right-of-use assets	2,599	—	2,599
Goodwill	135,430	—	135,430
Other intangible assets, net	54,468	—	54,468
Deferred tax assets	5,954	25	5,979
Insurance recovery receivable	25,714	—	25,714
Cloud computing	5,987	—	5,987
Other assets	6,673	—	6,673
Total assets	$679,317	$1,747	$681,064

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$85,333	$7,489	$92,822
Accrued compensation and benefits	52,297	—	52,297
Operating lease liabilities	2,604	—	2,604
Earnout liability	6,794	—	6,794
Other current liabilities	1,559	—	1,559
Total current liabilities	148,587	7,489	156,076
Operating lease liabilities	2,663	—	2,663
Accrued claims	34,853	—	34,853
Earnout liability	5,000	—	5,000
Uncertain tax positions	10,603	—	10,603
Other liabilities	4,218	—	4,218
Total liabilities	205,924	7,489	213,413

Commitments and contingencies

Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	236,417	—	236,417
Accumulated other comprehensive loss	(1,385)	—	(1,385)
Retained earnings	238,357	(5,742)	232,615
Total stockholders’ equity	473,393	(5,742)	467,651
Total liabilities and stockholders’ equity	$679,317	$1,747	$681,064

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands)

	Year Ended December 31, 2022
	As Reported	Revisions	As Revised
Assets
Current assets:
Cash and cash equivalents	$3,604	$—	$3,604
Accounts receivable, net	641,611	—	641,611
Income taxes receivable	10,915	1,722	12,637
Prepaid expenses	11,067	—	11,067
Insurance recovery receivable	7,434	—	7,434
Other current assets	1,042	—	1,042
Total current assets	675,673	1,722	677,395
Property and equipment, net	19,662	—	19,662
Operating lease right-of-use assets	3,254	—	3,254
Goodwill	163,268	—	163,268
Other intangible assets, net	44,723	—	44,723
Deferred tax assets	7,092	25	7,117
Insurance recovery receivable	23,058	—	23,058
Cloud computing	4,460	—	4,460
Other assets	6,649	—	6,649
Total assets	$947,839	$1,747	$949,586

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$185,507	$7,489	$192,996
Accrued compensation and benefits	72,605	—	72,605
Operating lease liabilities	4,132	—	4,132
Earnout liability	7,500	—	7,500
Other current liabilities	1,896	—	1,896
Total current liabilities	271,640	7,489	279,129
Debt	148,735	—	148,735
Operating lease liabilities	4,880	—	4,880
Accrued claims	35,881	—	35,881
Earnout liability	18,000	—	18,000
Uncertain tax positions	7,646	—	7,646
Other liabilities	3,838	—	3,838
Total liabilities	490,620	7,489	498,109

Commitments and contingencies

Stockholders’ equity:
Common stock	4	—	4
Additional paid-in capital	292,876	—	292,876
Accumulated other comprehensive loss	(1,387)	—	(1,387)
Retained earnings	165,726	(5,742)	159,984
Total stockholders’ equity	457,219	(5,742)	451,477
Total liabilities and stockholders’ equity	$947,839	$1,747	$949,586

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(amounts in thousands, except per share data)

	Year Ended December 31, 2022
	As Reported	Revisions	As Revised
Revenue from services	$2,806,609	$(3,228)	$2,803,381
Operating expenses:
Direct operating expenses	2,178,923	—	2,178,923
Selling, general and administrative expenses	324,935	—	324,935
Credit loss expense	9,609	—	9,609
Depreciation and amortization	12,576	—	12,576
Restructuring costs	1,861	—	1,861
Impairment charges	5,597	—	5,597
Total operating expenses	2,533,501	—	2,533,501
Income from operations	273,108	(3,228)	269,880
Other expenses (income):
Interest expense	14,391	—	14,391
Loss on early extinguishment of debt	3,728	—	3,728
Other income, net	(1,336)	—	(1,336)
Income before income taxes	256,325	(3,228)	253,097
Income tax expense	67,864	(749)	67,115
Net income attributable to common stockholders	$188,461	$(2,479)	$185,982

Other comprehensive income:
Unrealized foreign currency translation loss, net of tax	(94)	—	(94)
Comprehensive income	$188,367	$(2,479)	$185,888

Net income per share attributable to common stockholders - Basic	$5.09	$(0.07)	$5.02

Net income per share attributable to common stockholders - Diluted	$5.02	$(0.07)	$4.95

Weighted average common shares outstanding:
Basic	37,012	37,012	37,012
Diluted	37,536	37,536	37,536

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
As Reported
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$165,726	$457,219
Vesting of restricted stock	426	—	(4,905)	—	—	(4,905)
Equity compensation	—	—	6,579	—	—	6,579
Stock repurchase and retirement	(2,344)	—	(57,654)	—	—	(57,654)
Stock repurchase excise tax	—	—	(479)	—	—	(479)
Foreign currency translation adjustment, net of taxes	—	—	—	2	—	2
Net income	—	—	—	—	72,631	72,631
Balances at December 31, 2023	34,385	4	236,417	(1,385)	238,357	473,393
Revisions
Balances at December 31, 2022	—	—	—	—	(5,742)	(5,742)
Vesting of restricted stock	—	—	—	—	—	—
Equity compensation	—	—	—	—	—	—
Stock repurchase and retirement	—	—	—	—	—	—
Stock repurchase excise tax	—	—	—	—	—	—
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—
Net income	—	—	—	—	—	—
Balances at December 31, 2023	—	—	—	—	(5,742)	(5,742)
As Revised
Balances at December 31, 2022	36,303	4	292,876	(1,387)	159,984	451,477
Vesting of restricted stock	426	—	(4,905)	—	—	(4,905)
Equity compensation	—	—	6,579	—	—	6,579
Stock repurchase and retirement	(2,344)	—	(57,654)	—	—	(57,654)
Stock repurchase excise tax	—	—	(479)	—	—	(479)
Foreign currency translation adjustment, net of taxes	—	—	—	2	—	2
Net income	—	—	—	—	72,631	72,631
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$232,615	$467,651

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
As Reported
Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(22,735)	$297,528
Vesting of restricted stock	499	—	(5,267)	—	—	(5,267)
Equity compensation	—	—	7,393	—	—	7,393
Stock repurchase and retirement	(1,365)	—	(35,285)	—	—	(35,285)
Foreign currency translation adjustment, net of taxes	—	—	—	(94)	—	(94)
Acquisitions	145	—	4,483	—	—	4,483
Net income	—	—	—	—	188,461	188,461
Balances at December 31, 2022	36,303	4	292,876	(1,387)	165,726	457,219
Revisions
Balances at December 31, 2021	—	—	—	—	(3,263)	(3,263)
Vesting of restricted stock	—	—	—	—	—	—
Equity compensation	—	—	—	—	—	—
Stock repurchase and retirement	—	—	—	—	—	—
Foreign currency translation adjustment, net of taxes	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	—
Net loss	—	—	—	—	(2,479)	(2,479)
Balances at December 31, 2022	—	—	—	—	(5,742)	(5,742)
As Revised
Balances at December 31, 2021	37,024	4	321,552	(1,293)	(25,998)	294,265
Vesting of restricted stock	499	—	(5,267)	—	—	(5,267)
Equity compensation	—	—	7,393	—	—	7,393
Stock repurchase and retirement	(1,365)	—	(35,285)	—	—	(35,285)
Foreign currency translation adjustment, net of taxes	—	—	—	(94)	—	(94)
Acquisitions	145	—	4,483	—	—	4,483
Net income	—	—	—	—	185,982	185,982
Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$159,984	$451,477

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31, 2022
	As Reported	Revisions	As Revised
Cash flows from operating activities
Consolidated net income	$188,461	$(2,479)	$185,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,576	—	12,576
Provision for allowances	15,328	—	15,328
Deferred income tax expense	5,062	48	5,110
Non-cash lease expense	1,850	—	1,850
Impairment charges	5,597	—	5,597
Loss on early extinguishment of debt	3,728	—	3,728
Equity compensation	7,393	—	7,393
Other non-cash costs	199	—	199
Changes in operating assets and liabilities:
Accounts receivable	(153,229)	—	(153,229)
Prepaid expenses and other assets	(6,915)	—	(6,915)
Income taxes	(20,111)	(797)	(20,908)
Accounts payable and accrued expenses	79,712	3,228	82,940
Operating lease liabilities	(4,962)	—	(4,962)
Other	(639)	—	(639)
Net cash provided by operating activities	134,050	—	134,050

Cash flows from investing activities
Acquisitions, net of cash acquired	(35,182)	—	(35,182)
Acquisition-related settlements	94	—	94
Purchases of property and equipment	(8,786)	—	(8,786)
Net cash used in investing activities	(43,874)	—	(43,874)

Cash flows from financing activities
Principal payments on term loan	(100,438)	—	(100,438)
Principal payments on note payable	(2,426)	—	(2,426)
Debt issuance costs	(3,237)	—	(3,237)
Borrowings under Senior Secured Asset-Based revolving credit facility	1,700,030	—	1,700,030
Repayments on Senior Secured Asset-Based revolving credit facility	(1,632,430)	—	(1,632,430)
Cash paid for shares withheld for taxes	(5,267)	—	(5,267)
Payment of contingent consideration	(7,500)	—	(7,500)
Stock repurchase and retirement	(35,285)	—	(35,285)
Other	(1,046)	—	(1,046)
Net cash used in financing activities	(87,599)	—	(87,599)

Effect of exchange rate changes on cash	(9)	—	(9)

Change in cash and cash equivalents	2,568	—	2,568
Cash and cash equivalents at beginning of year	1,036	—	1,036
Cash and cash equivalents at end of year	$3,604	$—	$3,604

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

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 84% of total revenue in the third quarter of 2024. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services. We also offer our SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

●    Physician Staffing – Physician Staffing represented approximately 16% of total revenue in the third quarter of 2024. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended September 30, 2024, consolidated revenue declined 28.8% year-over-year to $315.1 million, as travel nurse and allied has seen a decline in both billable days and average bill rates. The declines in travel staffing were partly offset by continued growth in several other lines of business, including Homecare Staffing which was up 13.1% over the prior year, as well as growth in our Physician Staffing segment which was up 10.0% over the prior year. Net income attributable to common stockholders in the current quarter was $2.6 million, as compared to $12.8 million for the same period in the prior year.

For the three months ended September 30, 2024, cash and cash equivalents totaled $64.0 million, down slightly from the prior quarter, as we continued to repurchase shares under our authorized repurchase plan throughout the quarter. Cash flow provided by operating activities for the nine months ended September 30, 2024 was $95.9 million, driven primarily by collections from clients driving down working capital. As of September 30, 2024, there were no borrowings drawn under the revolving senior-secured asset-based credit facility (ABL), and borrowing base availability was $150.2 million, with $135.2 million of availability net of $15.0 million of letters of credit.

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

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations and comprehensive income (loss) data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	79.7	78.0	79.5	77.6
Selling, general and administrative expenses	17.2	15.7	17.2	14.5
Credit loss expense	0.5	0.5	2.1	0.6
Depreciation and amortization	1.4	1.0	1.3	0.9
Restructuring costs	0.3	0.1	0.4	0.1
Legal and other losses	—	—	0.7	0.1
Impairment charges	—	0.1	0.1	—
Income (loss) from operations	0.9	4.6	(1.3)	6.2
Interest expense	0.2	0.2	0.1	0.5
Loss on early extinguishment of debt	—	—	—	0.1
Interest income	(0.4)	—	(0.1)	—
Other expense (income), net	—	—	(0.1)	—
Income (loss) before income taxes	1.1	4.4	(1.2)	5.6
Income tax expense (benefit)	0.3	1.5	(0.2)	1.6
Net income (loss) attributable to common stockholders	0.8%	2.9%	(1.0)%	4.0%

Comparison of Results for the Three Months Ended September 30, 2024 and the Three Months Ended September 30, 2023

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2024	2023	$	%
	(Amounts in thousands)
Revenue from services	$315,119	$442,291	$(127,172)	(28.8)%
Direct operating expenses	250,961	344,932	(93,971)	(27.2)%
Selling, general and administrative expenses	54,297	69,627	(15,330)	(22.0)%
Credit loss expense	1,512	2,355	(843)	(35.8)%
Depreciation and amortization	4,498	4,540	(42)	(0.9)%
Restructuring costs	998	348	650	186.8%
Impairment charges	—	186	(186)	(100.0)%
Income from operations	2,853	20,303	(17,450)	(85.9)%
Interest expense	550	669	(119)	(17.8)%
Interest income	(1,107)	(5)	(1,102)	NM
Other expense, net	21	139	(118)	NM
Income before income taxes	3,389	19,500	(16,111)	(82.6)%
Income tax expense	834	6,688	(5,854)	(87.5)%
Net income attributable to common stockholders	$2,555	$12,812	$(10,257)	(80.1)%
NM - Not meaningful

Revenue from services

Revenue from services decreased 28.8% to $315.1 million for the three months ended September 30, 2024, as compared to $442.3 million for the three months ended September 30, 2023, due primarily to expected volume and bill rate declines in the Nurse and Allied Staffing segment partially offset by higher volume and an average daily revenue in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $94.0 million, or 27.2%, to $251.0 million for the three months ended September 30, 2024, as compared to $344.9 million for the three months ended September 30, 2023, as a result of revenue decreases and the tightening of the bill/pay spreads. We operate in a highly competitive market for our services, and we have experienced margin compression in several of our core businesses. As a percentage of total revenue, direct operating expenses increased to 79.7%, as compared to 78.0% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 22.0% to $54.3 million for the three months ended September 30, 2024, as compared to $69.6 million for the three months ended September 30, 2023, primarily due to decreases in compensation and benefit expense through proactive cost management. As a percentage of total revenue, selling, general and administrative expenses increased to 17.2% for the three months ended September 30, 2024, as compared to 15.7% for the three months ended September 30, 2023.

Credit loss expense

Credit loss expense for the three months ended September 30, 2024 was $1.5 million, as compared to $2.4 million for the three months ended September 30, 2023. As a percentage of revenue, credit loss expense was 0.5% for the three months ended September 30, 2024 and 2023.

Depreciation and amortization expense

Depreciation and amortization expense for both the three months ended September 30, 2024 and 2023 was $4.5 million. As a percentage of revenue, depreciation and amortization expense was 1.4% for the three months ended September 30, 2024 and 1.0% for the three months ended September 30, 2023.

Restructuring costs

Restructuring costs for the three months ended September 30, 2024 were primarily comprised of employee termination costs and software license costs, while restructuring costs for the three months ended September 30, 2023 were primarily comprised of employee termination costs and ongoing lease exit costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Interest expense

Interest expense was $0.6 million for the three months ended September 30, 2024, as compared to $0.7 million for the three months ended September 30, 2023, due to lower average borrowings, partially offset by a higher effective interest rate.

Interest income

Interest income of $1.1 million for the three months ended September 30, 2024 related to higher average cash on hand with higher available interest rates during the quarter.

Income tax expense

Income tax expense totaled $0.8 million for the three months ended September 30, 2024, as compared to $6.7 million for the three months ended September 30, 2023. The decrease in income tax expense was related to a decrease in book income. The tax amounts for the three months ended September 30, 2024 and 2023 were impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2024 and the Nine Months Ended September 30, 2023

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2024	2023	$	%
	(Amounts in thousands)
Revenue from services	$1,034,064	$1,605,693	$(571,629)	(35.6)%
Direct operating expenses	821,804	1,245,772	(423,968)	(34.0)%
Selling, general and administrative expenses	177,807	232,825	(55,018)	(23.6)%
Credit loss expense	21,660	10,397	11,263	108.3%
Depreciation and amortization	13,859	13,876	(17)	(0.1)%
Restructuring costs	4,052	1,690	2,362	139.8%
Legal and other losses	7,596	1,125	6,471	575.2%
Impairment charges	718	719	(1)	(0.1)%
(Loss) income from operations	(13,432)	99,289	(112,721)	(113.5)%
Interest expense	1,580	7,508	(5,928)	(79.0)%
Loss on early extinguishment of debt	—	1,723	(1,723)	(100.0)%
Interest income	(1,515)	(12)	(1,503)	NM
Other (income) expense, net	(1,013)	145	(1,158)	NM
(Loss) income before income taxes	(12,484)	89,925	(102,409)	(113.9)%
Income tax (benefit) expense	(1,681)	26,332	(28,013)	(106.4)%
Net (loss) income attributable to common stockholders	$(10,803)	$63,593	$(74,396)	(117.0)%
NM - Not meaningful

Revenue from services

Revenue from services decreased 35.6% to $1.0 billion for the nine months ended September 30, 2024, as compared to $1.6 billion for the nine months ended September 30, 2023, due to expected volume and bill rate declines in the Nurse and Allied Staffing segment, partially offset by an increase in both volume and average bill rates in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $424.0 million, or 34.0%, to $821.8 million for the nine months ended September 30, 2024, as compared to $1.2 billion for the nine months ended September 30, 2023, as a result of revenue decreases and the tightening of bill/pay spreads, in addition to an increase in certain insurances. As a percentage of total revenue, direct operating expenses increased to 79.5%, as compared to 77.6% in the prior year.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 23.6% to $177.8 million for the nine months ended September 30, 2024, as compared to $232.8 million for the nine months ended September 30, 2023, primarily due to decreases in compensation and benefit expense, as well as spend with third parties, through proactive cost management. As a percentage of total revenue, selling, general and administrative expenses increased to 17.2% for the nine months ended September 30, 2024, as compared to 14.5% for the nine months ended September 30, 2023.

Credit loss expense

Credit loss expense for the nine months ended September 30, 2024 was $21.7 million, as compared to $10.4 million for the nine months ended September 30, 2023. The increase was driven by a bankruptcy filing by a single large customer. There is no significant impact on operations from this client as the majority of the business had been wound down in the prior year. As a percentage of revenue, credit loss expense was 2.1% for the nine months ended September 30, 2024, as compared to 0.6% for the nine months ended September 30, 2023.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $13.9 million. As a percentage of revenue, depreciation and amortization expense was 1.3% for the nine months ended September 30, 2024 and 0.9% for the nine months ended September 30, 2023.

Restructuring costs

Restructuring costs for the nine months ended September 30, 2024 were primarily comprised of employee termination costs, ongoing lease exit costs, and software license costs. Restructuring costs for the nine months ended September 30, 2023 were primarily comprised of employee termination costs, partially offset by an immaterial lease-related benefit. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the nine months ended September 30, 2024, the Company recorded legal and other losses of $7.6 million, which included the settlement of a class action lawsuit, as well as costs related to an unrecoverable asset. Legal and other losses totaled $1.1 million for the nine months ended September 30, 2023 and related to the settlement of a wage and hour class action lawsuit and associated legal fees.

Impairment charges

Non-cash impairment charges for the nine months ended September 30, 2024 related to real estate restructuring activities. Non-cash impairment charges for the nine months ended September 30, 2023 related to the write-off of an IT project and real estate restructuring activities.

Interest expense

Interest expense was $1.6 million for the nine months ended September 30, 2024, as compared to $7.5 million for the nine months ended September 30, 2023, due to lower average borrowings, partially offset by a higher effective interest rate.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the nine months ended September 30, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of our term loan in the second quarter of 2023. There were no such charges for the nine months ended September 30, 2024.

Interest income

Interest income of $1.5 million for the nine months ended September 30, 2024 related to higher average cash on hand with higher available interest rates during the year.

Other (income) expense, net

For the nine months ended September 30, 2024, other income consisted primarily of a $0.9 million decrease of the remaining earnout liability related to the Mint acquisition. See Note 4 - Acquisitions to our condensed consolidated financial statements.

Income tax (benefit) expense

Income tax benefit totaled $1.7 million for the nine months ended September 30, 2024, as compared to expense of $26.3 million for the nine months ended September 30, 2023. The decrease in income tax expense was related to a decrease in book income primarily driven by credit loss expense as discussed in Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements. The tax amounts for the nine months ended September 30, 2024 and 2023 were impacted by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to income (loss) from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$264,853	$396,595	$888,490	$1,474,273
Physician Staffing	50,266	45,696	145,574	131,420
	$315,119	$442,291	$1,034,064	$1,605,693

Contribution income:
Nurse and Allied Staffing	$19,251	$39,226	$52,254	$162,876
Physician Staffing	4,629	2,576	11,800	7,841
	23,880	41,802	64,054	170,717

Corporate overhead	15,531	16,412	51,258	53,959
Depreciation and amortization	4,498	4,540	13,859	13,876
Restructuring costs	998	348	4,052	1,690
Legal and other losses	—	—	7,596	1,125
Impairment charges	—	186	718	719
Other costs	—	13	3	59
Income (loss) from operations	$2,853	$20,303	$(13,432)	$99,289

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2024	2023	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,660	9,849	(2,189)	(22.2)%
Average Nurse and Allied Staffing revenue per FTE per day	$373	$434	$(61)	(14.1)%

Physician Staffing statistical data:
Days filled	24,424	23,004	1,420	6.2%
Revenue per day filled	$2,058	$1,986	$72	3.6%

	Nine Months Ended
	September 30,	September 30,		Percent
	2024	2023	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	8,400	11,251	(2,851)	(25.3)%
Average Nurse and Allied Staffing revenue per FTE per day	$383	$476	$(93)	(19.5)%

Physician Staffing statistical data:
Days filled	72,461	68,927	3,534	5.1%
Revenue per day filled	$2,009	$1,907	$102	5.3%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023

Nurse and Allied Staffing

Revenue decreased $131.7 million, or 33.2%, to $264.9 million for the three months ended September 30, 2024, as compared to $396.6 million for the three months ended September 30, 2023, driven primarily by a 22.2% decline in professionals on assignment and, to a lesser extent, a 14.6% decline in average bill rates. The decline in professionals on assignment is largely the result of lower demand, as many clients in the large acute-care space seek to reduce their spend on contingent labor following the pandemic. Also within the segment, Homecare Staffing experienced year-over-year revenue growth of 13.1% and sequential revenue growth of 4.0% in the third quarter of 2024, as that business continues to ramp new clients.

Contribution income decreased $19.9 million, or 50.9%, to $19.3 million for the three months ended September 30, 2024, as compared to $39.2 million for the three months ended September 30, 2023. As a percentage of segment revenue, contribution income margin was 7.3% for the three months ended September 30, 2024, as compared to 9.9% for the three months ended September 30, 2023.

The average number of FTEs on contract during the three months ended September 30, 2024 decreased 22.2% from the three months ended September 30, 2023, primarily due to headcount decline in travel nurse and allied, per diem, and education. The average revenue per FTE per day decreased 14.1%.

Physician Staffing

Revenue increased $4.6 million, or 10.0%, to $50.3 million for the three months ended September 30, 2024, as compared to $45.7 million for the three months ended September 30, 2023, primarily due to a 6.2% increase in billable days, as well as the impact from higher rates and favorable specialty mix.

Contribution income was $4.6 million for the three months ended September 30, 2024, as compared to $2.6 million for the three months ended September 30, 2023. As a percentage of segment revenue, contribution income was 9.2% for the three months ended September 30, 2024, as compared to 5.6% for the three months ended September 30, 2023.

Total days filled for the three months ended September 30, 2024 was 24,424, as compared with 23,004 in the prior year. Revenue per day filled was $2,058, as compared with $1,986 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $15.5 million for the three months ended September 30, 2024, from $16.4 million for the three months ended September 30, 2023, primarily due to decreases in compensation and benefit expense, and software and hardware expense. As a percentage of consolidated revenue, corporate overhead was 4.9% for the three months ended September 30, 2024 and 3.7% for the three months ended September 30, 2023.

Segment Comparison - Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

Nurse and Allied Staffing

Revenue decreased $585.8 million, or 39.7%, to $888.5 million for the nine months ended September 30, 2024, as compared to $1.5 billion for the nine months ended September 30, 2023, driven primarily by a 25.3% decline in professionals on assignment and, to a lesser extent, a 19.9% normalization in bill rates.

Contribution income decreased $110.6 million, or 67.9%, to $52.3 million for the nine months ended September 30, 2024, as compared to $162.9 million for the nine months ended September 30, 2023. Contribution income for the nine months ended September 30, 2024 included $19.4 million of credit loss expense driven by a bankruptcy filing by a single large customer recognized during the second quarter of 2024. As a percentage of segment revenue, contribution income margin was 5.9% for the nine months ended September 30, 2024, as compared to 11.0% for the nine months ended September 30, 2023.

The average number of FTEs on contract during the nine months ended September 30, 2024 decreased 25.3% from the nine months ended September 30, 2023, primarily due to declines in the number of professionals on travel or per diem assignments. The average revenue per FTE per day decreased 19.5%, driven by both a decline in average bill rates, especially for travel assignments, as well as the impact from mix.

Physician Staffing

Revenue increased $14.2 million, or 10.8%, to $145.6 million for the nine months ended September 30, 2024, as compared to $131.4 million for the nine months ended September 30, 2023, primarily due to a 5.1% increase in billable days, as well as an increase in average rates, due to higher rates in certain specialties, as well as an improved mix of higher bill rate specialties.

Contribution income was $11.8 million for the nine months ended September 30, 2024, as compared to $7.8 million for the nine months ended September 30, 2023. As a percentage of segment revenue, contribution income was 8.1% for the nine months ended September 30, 2024, as compared to 6.0% for the nine months ended September 30, 2023.

Total days filled for the nine months ended September 30, 2024 was 72,461, as compared with 68,927 in the prior year. Revenue per day filled was $2,009 as compared with $1,907 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead decreased to $51.3 million for the nine months ended September 30, 2024, from $54.0 million for the nine months ended September 30, 2023, primarily due to decreases in compensation and benefit expense, and professional fees, partially offset by increases in insurance and workers’ compensation. As a percentage of consolidated revenue, corporate overhead was 5.0% for the nine months ended September 30, 2024 and 3.4% for the nine months ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, we reported $64.0 million in cash and cash equivalents, with no borrowings drawn under the ABL, and no off-balance sheet arrangements. Working capital decreased by $44.9 million to $215.9 million as of September 30, 2024, as compared to $260.8 million as of December 31, 2023, primarily due to a decrease in net receivables, partially offset by the timing of disbursements. As of September 30, 2024, our days’ sales outstanding, net of amounts owed to subcontractors, was 63 days, down 4 days year-over-year and up 7 days sequentially.

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

During the nine months ended September 30, 2024, the Company repurchased a total of 2,107,035 shares of common stock for $33.2 million, at an average price of $15.75 per share, under its $100.0 million Board-authorized stock repurchase program (Repurchase Program). As of September 30, 2024, there was $44.1 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Loan Agreement (as defined below).

Net cash provided by operating activities decreased $140.5 million to $95.9 million for the nine months ended September 30, 2024, as compared to $236.4 million for the nine months ended September 30, 2023.

Net cash used in investing activities was $6.2 million for the nine months ended September 30, 2024, as compared to $10.9 million for the nine months ended September 30, 2023, primarily for capital expenditures in both years, and a small acquisition in the prior year.
Net cash used in financing activities during the nine months ended September 30, 2024 was $42.8 million, as compared to $214.8 million during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, we used cash to pay $3.0 million for income taxes on share-based compensation, $33.2 million for share repurchases, and $6.6 million for contingent consideration. During the nine months ended September 30, 2023, we reported net repayments of $150.7 million on debt, and used cash to pay $4.9 million for income taxes on share-based compensation, $51.2 million for share repurchases, $7.5 million for contingent consideration, and an immaterial amount for other financing activities.

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

As more fully described in Note 8 - Debt to our condensed consolidated financial statements, on June 30, 2023, we repaid all outstanding obligations under the term loan, and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023 and are included as loss on early extinguishment of debt in the condensed consolidated statements of operations and comprehensive income (loss). All subsidiary guarantees of the term loan were automatically released upon the termination of the Term Loan Agreement.

2019 Asset-Based Loan Agreement

Effective October 25, 2019, the prior senior credit facility entered into in August 2017 was replaced by a $120.0 million asset-based loan agreement (Loan Agreement), which provided for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on SOFR or Base Rate (as defined in the Loan Agreement), at the election of the borrowers, plus an applicable margin. On September 29, 2023, we amended the Loan Agreement (Sixth Amendment), which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability. On July 29, 2024, we amended the Loan Agreement (Seventh Amendment), which allows for all share repurchases paid in cash prior to June 30, 2024 and thereafter to be excluded as restricted payments in the fixed charge coverage ratio calculation if there is no revolving ABL balance.
As of September 30, 2024, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $150.2 million as of September 30, 2024, with no borrowings drawn and $135.2 million of availability net of $15.0 million of letters of credit. For the three months ended September 30, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.

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

A 1.0% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the nine months ended September 30, 2024 and 2023, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

Other Risks

There have been no material changes to our other exposures as disclosed in our 2023 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the third fiscal quarter ended September 30, 2024. See Note 11 - Stockholders’ Equity contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
July 1 through July 31	201,061	$14.81	201,061	$52,993
August 1 through August 31	293,371	$14.84	293,371	$48,638
September 1 through September 30	322,447	$14.18	322,447	$44,066
Total	816,879	$14.57	816,879	$44,066
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

During the three months ended September 30, 2024, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 7, 2024	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)