Form 10-K
period 2024-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2025-03-05
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 28, 2024 of $13.84 as reported on the Nasdaq Global Select Market, was $428,130,754. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 18, 2025, 32,812,580 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2025 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

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

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (Nasdaq: CCRN) is a market-leading, tech-enabled workforce solutions and advisory firm with 38 years of industry experience and insight. We help customers tackle complex labor-related challenges and achieve high-quality outcomes, while reducing complexity and improving visibility through data-driven insights.

Leveraging national and in-market staffing teams, we place highly qualified healthcare professionals in virtually every specialty on travel and per diem assignments, local short-term contracts, and permanent positions. We also place teachers, substitute teachers, and other education specialties at educational facilities, healthcare leaders within nursing, allied, physician, and human resources at healthcare organizations, and non-healthcare providers to participants in Programs of All-Inclusive Care for the Elderly (PACE) programs. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers including those in underserved communities. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We believe that our national footprint provides a unique value proposition, as we are able to engage with a broader pool of talent and offer customers a more consultative approach relying on our understanding of the local and regional markets that they serve.

We offer services to our customers through our two reportable segments as described below:

(1)    Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides traditional staffing, recruiting, and value-added total talent solutions, including: (i) temporary and permanent placement of travel and local nurse and allied professionals, and healthcare leaders within nursing, allied, human resources, and finance; (ii) vendor neutral programs and managed service programs (MSPs); (iii) education healthcare services; (iv) in-home care services; and (v) outsourcing services. We also serve as a direct-hire talent acquisition partner to healthcare organizations and academic institutions throughout the nation, providing a full suite of prescriptive talent management solutions, including flexible talent delivery models such as executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing (RPO) services. We also offer our Software as a Service (SaaS)-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

A majority of our revenue is generated from staffing registered nurses and allied professionals on travel contract assignments of varying lengths (typically, 13 weeks) at hospitals and health systems. We staff registered nurses, licensed practical nurses, certified nurse assistants, advanced practitioners, pharmacists, and more than 100 specialties of allied professionals on local per diem and short-term assignments in a variety of clinical and non-clinical settings. We also provide clinical and non-clinical professionals on long-term assignments to customers such as public and private acute care and non-acute care hospitals, government facilities, public and charter schools, academic medical centers, outpatient clinics, ambulatory care facilities, physician practice groups, local and national healthcare plans, managed care providers, PACE programs, correctional facilities, and many other healthcare providers. We also receive administrative fees from subcontractors at our MSP clients or from those subcontractors who use our Intellify® technology solution to staff hospital facilities directly.

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

Our Nurse and Allied Staffing and Physician Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

The healthcare staffing industry continues to evolve, with both healthcare providers and professionals demanding speed and placing heavier reliance on technology for fulfillment and delivery activities. Recognizing this trend, we are continuing on a path of digital transformation and innovation across our business with investments in expanding our technology capabilities both on the customer facing and candidate engagement fronts. We have executed multiple initiatives to enhance our position as a leading, consultative, and strategic partner in the healthcare industry. Some key focus areas include personalizing the candidate experience, delivering a superior customer experience, infusing technology-enablement to drive efficiencies and increased productivity, and continuing our commitment to clinical excellence. As part of our 2024 IT strategy, we continued to invest in technologies for both internal and externally facing systems. In 2023, we released our Internal Resource Pool (IRP) and per diem modules on Intellify®. We expect these initiatives to drive growth through better operational execution, enhanced productivity, and a world-class customer and candidate experience.

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

To successfully execute our business strategy, we rely on experienced and innovative executive and operational teams. Our executive team has extensive experience in staffing, workforce solutions, technology services, and healthcare industries. We also foster a culture of performance, talented leadership, and collegiality that promotes the achievement of both Company and personal goals. With more than 20 healthcare clinicians on our corporate staff, our Clinical Quality Council continues to serve as an advisory committee to our entire organization and customers. In 2022, the Company’s Co-Founder & Chairman was named to the Staffing Industry Analysts’ Staffing 100 List of the most notable leaders in the industry, and the Company’s Chief Executive Officer (CEO) was named to the list in 2023 and 2024. One of our executives was included on Staffing Industry Analysts’ 2024 and 2022 Global Power 150 - Women in Staffing List that recognizes the 100 most influential women in the Americas and 50 additional women internationally, and another executive was included in 2023. Another executive has been recognized as a 2024 and 2023 Diversity, Equity, and Inclusion Influencer by Staffing Industry Analysts, and one of the 10 Most Influential HR Executives to Watch in 2022 by CIO Views magazine. Our Chairman of the Board of Directors was also nominated as a top staffing leader to watch in 2023 for World Staffing Awards.

As previously disclosed, on December 3, 2024, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information (Second Request) from the U.S. Federal Trade Commission (FTC) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 until 30 days after both the Company and Aya Healthcare substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company expects that the Aya Merger will close in the second half of 2025, subject to the satisfaction or waiver of the other customary closing conditions specified in the Merger Agreement. The Aya Merger was approved by the Company's stockholders at a special meeting held on February 28, 2025. Upon completion of the transaction, it is expected that the Company will become a private company and its common stock will no longer trade on Nasdaq.

Risks and Uncertainties

Post-pandemic, there is a need to continue to innovate, improve processes, and expand services to meet the needs of our employees, customers and their patients. During 2024, bill and pay rates adjusted as the impact of the pandemic continued to decline. While we believe that the talent shortage will likely persist into 2025, hospitals are continuing to balance their need for temporary talent with cost containment measures.

The market is highly competitive for both clients and candidates, especially within travel nurse and allied, and is growing closer to an inflection point. Our future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that we may undertake to address financial and operational challenges faced by our customers.

As customers continue to right-size their needs and travel bill rates continue to stabilize across core specialties, we will continue to manage the business for long-term success and strategically position ourselves for future growth opportunities in the market. Regardless of how rates evolve, we are committed to continuing to grow our base of clinicians on assignment and our market share while maintaining the quality that we are known for.

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

Recruiters are an essential element of our Nurse and Allied Staffing business and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments. Leveraging our database of clinicians, recruiters match the supply of qualified candidates with the demand for open orders from customers. While word-of-mouth and referrals, especially from current and former healthcare professionals we have placed, continue as our leading channel of access to candidates, we also market our brands through strategic sourcing initiatives including programmatic strategic sourcing and extensive utilization of social media and mobile applications, which have become an increasingly important component of our recruitment efforts. In addition to maintaining engaging and intuitive websites to allow potential applicants to obtain information about the Company and assignment opportunities, we further enhanced Cross Country Marketplace, our proprietary mobile on-demand staffing platform, as a one-stop, self-service portal to support candidates throughout their experience with Cross Country. Our self-service candidate portal, known as XperienceTM, provides our travel and allied healthcare professionals with real-time matching to open positions.

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

Our delivery brands include Cross Country Nurses®, Cross Country Allied®, Cross Country Medical Staffing Network®, Cross Country Search®, Cross Country Locums®, Cross Country Workforce Solutions Group®, Cross Country Education®, Intellify® Talent Solutions, and Data Aggregation Services (DAS). Our recruiters leverage the Company’s extensive databases of clinicians and healthcare professionals, as well as their expertise in their given specialties, to qualify and place healthcare candidates.

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

(4)Billing and Payment for Services. Our shared service center processes hours worked by field employees in various time and attendance systems, which in turn generate billable transactions to our customers. Hours worked by independent contractor physicians are reported to our Cross Country Locums office. Billing for other services such as RPO, Search, or Project Management vary depending on the contract, but typically are invoiced upon the success of achieving agreed upon milestones or completion of specific deliverables, such as the placement of a candidate. On occasion, we are able to bill for the reimbursement of certain expenses incurred, such as candidate marketing costs, or set-up fees incurred for certain projects, such as travel costs for internal staff.

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

(6)Information Systems. Various information systems are utilized to run customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are SaaS-based and hosted by vendor partners. Our systems maintain detailed information about customer-required skill sets and status, which assists us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are housed on enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. We manage our information systems with internal team members located both in the U.S. and in India. Cybersecurity remains a central focus point across our organization, including dedicated resources, iterative training for all employees, and third parties engaged to assist in monitoring and managing systems and devices, detecting cyber threats, and preventing breaches.

(7)Risk Management, Insurance, and Benefits. Our risk management program is designed to ensure prompt notification of incidents, educational training to our employees, loss analysis, and timely reporting procedures to reduce our risk of exposure. We continuously review facts and incidents associated with professional liability and workers’ compensation claims in order to identify trends and reduce our risk of loss in the future where possible. We consider assessments provided by our customers, and we work with clinicians and experts from our insurance carriers to determine employment eligibility and potential exposure.

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

Services

We are increasingly called upon by our customers to provide creative and innovative talent sourcing strategies across a continuum of care. Over the past several years, our workforce solutions have evolved into a total talent management approach as our customers focus on maintaining high-quality patient outcomes, while improving their total labor management to address complex financial, compliance, and other challenges within the healthcare industry. As part of this total talent management approach, we consider the following: (i) solving the immediate and future needs of our customers; (ii) enhancing our network of healthcare professionals by improving their experience; (iii) expanding service offerings to reduce sensitivity to economic cycles; (iv) expanding our expertise with various healthcare solutions in various geographic areas of the U.S.; (v) continuing to diversify our customer base to enhance long-term business prospects; and (vi) enhancing and expanding technology to deliver efficient and automated services to customer facilities. Our workforce solutions include:

•MSP. As healthcare providers continue to adopt centralized, outsourced models for managing contingent labor for both clinical and non-clinical needs, we offer an MSP in which we manage all or a portion of the customer’s staffing needs. This includes both the placement of our own healthcare professionals and the utilization of other staffing agencies. The benefits to our MSP customers include cost optimization, increased certainty of supply, visibility into labor needs and usage, and market insight from our industry expertise on a broad range of topics. We have converted close to 100% of our MSPs onto Intellify®, our SaaS-based, proprietary, vendor-neutral platform that provides analytics and real-time insights, with industry-leading dashboards and reporting.
•Vendor Neutral Program. We also provide a vendor management system through our Intellify® platform which may also include the placement of our professionals or a menu of various other services. The benefits of our vendor neutral solution include control over the staffing program and suppliers, cost optimization, and visibility into labor needs and usage.
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
•Education Healthcare Services. Through Cross Country Education, we focus our knowledge and resources on engaging with and understanding educational organizations, industry trends, and leadership challenges. We provide a wide range of services to our educational partners to meet their individual needs, including special education providers, substitute teachers, behavioral aides, speech language pathologists, and occupational therapists, among others. We also fulfill HR-related tasks, alleviating human resource and administrative paperwork so school administrators can focus on student success.
•RPO Services. Through our RPO services, we offer targeted recruitment solutions designed to increase core staff while reducing dependency on contract labor. Our RPO program provides support to replace or complement a customer’s existing internal recruitment functions for permanent hiring needs and is delivered to healthcare organizations throughout the country and serves to provide creative, cost and operationally efficient hiring support and labor optimization, which leads to improvements in quality of care.

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
•Other Services. We offer other value-added services such as IRP Consulting & Development, Optimal Workforce Solutions (OWS), and DAS. These services seek to augment our customer’s capabilities with managing, supplementing, and outsourcing aspects of their internal processes of managing their workforce. DAS provides healthcare systems with bill rate transparency and can be embedded within Intellify® or offered on a stand-alone basis.

Our Geographic Markets and Customer Base
In 2024, 2023, and 2022, our revenue was generated primarily in the U.S., and all of our long-lived assets were located in the U.S. and India. We provide our staffing services and workforce solutions in all 50 states. During 2024, the largest percentage of our revenue was concentrated in California, New York, and Florida. We provide services to public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, public and charter schools, correctional facilities, government facilities, retailers, and many other healthcare providers. For the years ended December 31, 2024, 2023, and 2022, no customer accounted for more than 10% of our revenue.

Our Industry

We compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts’ September 2024 report estimates the 2024 healthcare staffing markets had an aggregate market size of $45 billion, of which $19.6 billion was travel nursing, $5.4 billion was per diem nursing, $11.1 billion was allied health, and $8.9 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, of which we believe the most significant are the following:

Supply and Demand Drivers
Healthcare Backdrop. According to the Staffing Industry Analysts’ “US Staffing Industry Pulse Survey Report” (November 2024), travel nurse staffing was down 21% year-over-year. Median revenue growth was greatest in locum tenens, up 3%. Staffing Industry Analysts’ “US Staffing Industry Forecast: September 2024 Update” (September 11, 2024) forecasts moderate continued expansion in the locum tenens segment, in part as bill rates keep edging up, with a moderate decline in the allied healthcare segment and the per diem nurse segment in 2024, followed by a modest expansion in both segments in 2025. The travel nurse segment is forecasted to normalize back down to pre-pandemic levels in terms of both volume and bill rates. According to the most recent Bureau of Labor Statistics 10-year projections (August 29, 2024), overall, employment is expected to grow 0.4% annually, with the healthcare and social assistance sector having the largest growth in excess of 1.0% annually. Within healthcare, healthcare support occupations and healthcare practitioners and technical occupations are projected to be among the fastest growing of all occupational groups, growing 15.2% and 8.6%, respectively, from 2023 to 2033. Employment growth in the healthcare and social assistance sector is expected to be driven by the aging population and a higher prevalence of chronic conditions.

Supply of Nurses. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (August 29, 2024), employment of registered nurses is projected to grow 6%, or 197,200, from 2023 to 2033, faster than the average for all occupations. The registered nurse workforce is expected to grow from 3.3 million in 2023 to 3.5 million in 2033. The Bureau of Labor Statistics also projects the need for an additional 194,500 new registered nurses each year, on average, through 2033, factoring in nurse retirements and workforce exits.

Physician Shortage. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (August 29, 2024), employment of physicians and surgeons is projected to grow 4% from 2023 to 2033, about as fast as the average for all occupations. About 23,600 openings for physicians and surgeons are projected each year, on average, over the decade. According to the Association of American Medical Colleges’ (AAMC) “Addressing the Physician Workforce Shortage” (March 2024), the United States faces a projected physician shortage of up to 86,000 by 2036. Population growth and aging, exacerbated by older physicians who will be retiring soon, serve as the primary drivers of increasing demand for physician services.

Increased Need for Healthcare and Special Education Services in Schools. According to the U.S. Department of Education, National Center for Education Statistic Report titled “The Condition of Education” (May 30, 2024), during 2022 to 2023, the number of students ages three to twenty-one who received special education services under the Individuals with Disabilities Education Act (IDEA) was 7.5 million, or 15% of all public school students. IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses, and other healthcare professionals while at school.

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

On January 2, 2025, the Senator Elizabeth Dole 21st Century Veterans Healthcare and Benefits Improvement Act became law, introducing significant enhancements to healthcare services for U.S. veterans. A central component of the legislation is the expansion of access to PACE. The act guarantees that veterans who qualify for healthcare benefits through the U.S. Department of Veterans Affairs and require home and community-based services, including long-term care services and support, can receive these services at home through PACE. Additionally, the initiative aims to expand PACE facilities and services, addressing gaps in care, improving the quality of tailored healthcare for veterans, and reducing avoidable hospitalizations.

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

Through our breadth of and expertise in value-added workforce solutions and tech-enabled services, we have the ability to meet a national shift towards a more integrated delivery of healthcare, which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. In today’s environment, healthcare systems are seeking alternatives to lower costs, with a trend towards vendor neutral and tech-enabled platforms. Our new technology solutions, such as Intellify®, help our customers better manage their spend. By offering travel, per diem, and permanent placement for a variety of healthcare professionals, we are able to present many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities.

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

Staffing Industry Analysts recognized us as a leading healthcare staffing firm in the U.S., with 3.5% market share in 2023. We rank as one of the largest firms in travel nurse staffing, per diem nurse staffing, allied healthcare staffing, and locum tenens. Some of our traditional competitors in the workforce solutions, healthcare staffing, and search businesses include: Aya Healthcare, Medical Solutions, AMN Healthcare Services, CHG Healthcare Services, Amergis, Jackson Healthcare, Ingenovis Health, Hallmark Healthcare Staffing, RightSourcing, American Healthcare Services Association, Favorite Staffing, GHR Healthcare, SimpliFi, and HealthTrust Workforce Solutions (HCA). The market continues to evolve with new competitors entering the industry as barriers to entry are fairly low, especially for other non-clinical staffing companies.

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

Certifications

Our staffing businesses brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. The Joint Commission is the recognized global leader for healthcare accreditation. Certification promotes a culture of excellence across the organization and is recognized nationwide as a symbol of quality that reflects an organization’s commitment to meeting certain performance standards. Cross Country is the first publicly traded staffing firm to obtain The Joint Commission Certification, which it still holds with a Letter of Distinction. In 2024, the Company was once again certified by The Joint Commission with no deficiencies.

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

CSR Overview - 2024 Highlights:

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
•We are committed to supporting our communities through several charities. We remain a loyal supporter of the American Red Cross, Leukemia and Lymphoma Society, American Heart Association, Random Acts of Flowers, Alzheimer’s Association, American Rivers, and Mission 22, among others.
•In 2024, Employee Resource Groups have offered insights and support to their members and promoted meaningful advances, such as the addition of parental support resource benefits.

Awards. Cross Country Healthcare was named to ClearlyRated’s 2023 Inaugural Best Staffing Firms for Women and has been Certified™ by Great Place to Work® for four consecutive years. We have recently been recognized with a Best Company Culture Award™ and Best Company for Diversity Award™, among others, from Comparably, and were named in the 2024 Best Companies to Work For on U.S. News & World Report’s list. Cross Country has received Newsweek Magazine's Most Loved Workplace® certification in 2023 and 2024, along with the Most Loved Workplaces for Wellness 2024. The Newsweek award is supported by research from Best Practice Institute (BPI).

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

Human Capital Management
As of December 31, 2024, we had approximately 1,400 corporate employees. During 2024, we employed an average of 8,205 full-time equivalent field employees in Nurse and Allied Staffing, which does not include our Physician Staffing independent contractors.

Our objective is to provide a clean, safe, and healthy workplace for our employees and to help preserve the environment of the communities we serve by monitoring and mitigating any undesired effect of our business activities on the environment. We’ve embraced an ongoing effort aimed at reducing our use of finite resources, including our paper shredding and recycling programs.

Our goal is to provide work conditions that enable employees to thrive in an environment that is healthy and reduces hazards and health and safety issues, as well as raising awareness on health and safety risks related to our business activities. We believe this drives employee retention and performance, thus allowing us to retain a healthy productive team. As part of our health and safety program, we partner with employees to help them maintain both their physical and mental welfare by providing education on health topics, facilitating complementary health screenings, and offering resources that include a confidential support line. Our culture is infused with a growth mindset that encourages employee internal progression and retention through an array of learning and coaching resources. Employees are held to the ethics standards set forth in our Code of Ethics policy, which also applies to vendors and suppliers. We aim to foster a sound, respectful, fair, and inclusive workplace and condemn all forms of unlawful and inappropriate conduct, such as violence, discrimination, intimidation, harassment, and any behavior that creates a hostile or coercive work environment. In 2024, Cross Country Healthcare was awarded Newsweek Magazine’s Most Loved Workplace® certification for a second year and named in the Best Companies to Work for - South 2024-2025 List by U.S. News & World Report.

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
During a pandemic, epidemic, or other public health crisis, certain of our healthcare professionals may be exposed to disease, diagnosed with an illness and/or quarantined as a result of illness. Healthcare workers can become burned out from the emotional and physical stress of a prolonged pandemic, which may result in shortage of supply if core staff members leave their jobs. If, as a result of such risks, our healthcare professionals do not want to, or are not able to provide services, it could negatively impact our supply and ability to provide staffing services to our customers. In addition, census at healthcare facilities continues to vary for many reasons. All of these effects can result in reduced demand for our services or the cancellation of our healthcare professionals working at those facilities or under contract to provide services at those facilities in the future. These effects may also create specific demand in certain specialties and in specific regions of the country.

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
Uncertainties in global economic conditions that are beyond our control have in the past impacted our business and may in the future materially adversely affect our business, results of operations, financial condition, and stock price. These adverse economic conditions include economic downturns, inflation, recession, slow recovery or growth, new or increased tariffs and other taxes, changes to fiscal and monetary policy, higher interest rates, high unemployment, decreased consumer confidence in the economy, armed hostilities, foreign currency exchange rate fluctuations, conditions affecting the market for temporary staffing services, and other unexpected events, including public health crises.

A decrease or stagnation in the general level of in-patient admissions, out-patient services, or government reimbursements at or to our customers’ facilities could lead to decreases in demand or pricing for our services. When a hospital’s admissions increase, temporary employees or other healthcare professionals are often added before full-time employees are hired. As admissions decrease, customers typically reduce their use of temporary employees or other healthcare professionals before undertaking layoffs of their permanent employees. In periods of economic downturn or high inflation, permanent healthcare staff generally work more hours, resulting in fewer vacancies and less demand for our services. Decreases in demand or pricing for our services may also affect our ability to provide attractive assignments to our healthcare professionals. Any substantial economic downturn, including significant inflationary pressures, could have a material adverse effect on our business, financial condition, or operating results.

We may face challenges competing in the marketplace if we are unable to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, and customer needs.
Patient delivery settings continue to evolve, including potential changes related to artificial intelligence (AI), giving rise to alternative modes of healthcare delivery, such as retail medicine, telemedicine, and home health. Our success is dependent upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs, including making modifications to our technologies and evolving our technology platform, which may differentiate our services and abilities from those of our competitors. The markets in which we compete are highly competitive and our competitors may respond more quickly to new or emerging customer needs and marketplace conditions. Uncertainty regarding or changes to federal healthcare law and the willingness of our hospital, healthcare facilities and physician group customers to develop their own temporary staffing pools, replace core staff who have resigned or retired, or to increase the productivity of their permanent staff may, individually or in the aggregate, significantly affect demand for our temporary healthcare staffing services and may hamper our ability to attract, develop, and retain customers. In addition, if hospitals continue to consolidate in an effort to enhance their market positions, improve operational efficiency, hire permanent replacements to replace core staff, and create organizations capable of managing population health, demand for our services could decrease. The staffing industry has experienced a marked decline in revenue in the post-COVID era in light of shifting customer needs.

The development of new service lines and business models using advanced technology solutions, including but not limited to AI, requires us to be at the forefront of emerging trends in the healthcare industry. We may face challenges competing in the marketplace if we are unable to quickly adapt our business model and successfully implement innovative services and solutions to address these changes.

Market disruptions or downturns may adversely affect our, or our customer’s, operating results and financial condition.

Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to us and to our customers and businesses generally. Conditions in the credit markets and the economy generally could adversely impact our business and limit or prohibit us from refinancing our credit agreements on terms favorable to us or at all when they become due. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our and our customers’ ability to tap into debt and/or equity markets to continue ongoing operations, have access to cash, and/or pay debts as they come due. Although we monitor our credit risks to specific customers that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee and this could have a material negative impact to our financial results.
We are subject to business and regulatory risks associated with international operations.
We have international operations in India where our Cross Country Infotech, Pvt Ltd. (Infotech) subsidiary is located. Infotech provides in-house information systems development and support services, as well as some back-office processing services. We have limited experience in supporting our services outside of North America. Operations in certain markets are subject to risks inherent in international business activities, including: (i) fluctuations in currency exchange rates; (ii) changes in regulations; (iii) varying economic and political conditions; (iv) overlapping or differing tax structures; (v) regulations (pertaining to, among other things, compensation and benefits, vacation, and the termination of employment); and (vi) privacy and security issues. Our inability to effectively manage our international operations, the security and/or privacy of the systems we use internationally, or our violation of any regulation could result in increased costs and adversely affect our results of operations.
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
Our arrangements with hospitals, healthcare facilities, physician group, PACE, and education customers are generally terminable by the customer upon 30 to 90 days’ notice. These customers are focused on cost-saving measures and, more recently, the number of request for proposal (RFPs) appears to have increased. As a result, we may lose customers if our customers issue RFPs and choose to contract with one of our competitors instead of us. We may have fixed costs, such as housing costs, associated with terminated arrangements that we will be obligated to pay post-termination, thus negatively impacting our profitability. In addition, the loss of one or more of our large customers could materially and adversely affect our profitability.

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
Costs of providing our services and regulatory changes to required wages could change more quickly than we are able to renegotiate bill rates in our active customer contracts and pay rates with our thousands of healthcare professionals. For example, we offer housing subsidies to some of our healthcare professionals or directly provide housing to other healthcare professionals. The cost of subsidizing housing or renting apartments and furniture for these healthcare professionals may increase faster than we are able to renegotiate our rates with our customers, and this may have a negative impact on our profitability. In addition, an increase in other incremental costs beyond our control, such as insurance, could negatively affect our financial results. The costs related to obtaining and maintaining professional and general liability insurance, health insurance, and workers’ compensation insurance for healthcare providers has generally been increasing. This could have an adverse impact on our financial condition unless we are able to pass these costs through to our customers or renegotiate pay rates with our healthcare providers.
Operational Risks
We are dependent on the proper functioning of our information systems and applications hosted by our vendors, and our inability to implement new technology systems and infrastructure could cause disruptions to our ability to operate effectively.
We are dependent on the proper functioning of information systems used to operate our business, including those applications hosted by our vendors. Critical information systems used in daily operations identify and match staffing resources and customer assignments and perform billing and accounts receivable functions. Additionally, we rely on our information systems in managing our accounting and financial reporting. These systems are subject to certain risks, including technological obsolescence. We continue to evaluate the technology platforms of our businesses. If our proprietary systems of SaaS applications fail, are not successfully implemented, or are otherwise unable to function in a manner that properly supports our business operations, or if these systems require significant costs to repair, maintain, or further develop or update, we could experience business interruptions or delays that could materially and adversely affect our business and financial results.
In addition, our information systems are protected through a secure hosting facility and additional backup remote processing capabilities also exist in the event our primary systems fail or are not accessible. However, our business is still vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and other events which may prevent personnel from gaining access to systems necessary to perform their tasks in an automated fashion. In the event that critical information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which could impact our ability to, among other things, maintain billing and clinical records reliably, bill for services efficiently, and maintain our accounting and financial reporting accurately.
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

For example, there has been a number of recently enacted state-level privacy regulations that assign specific rights to consumers, employees, and other data subjects, and imposes specific operational requirements for businesses that collect, process, and store personal information. Complying with these enhanced obligations, state-level privacy regulations (such as the California Consumer Privacy Act (CCPA) and the California Privacy Rights Act (CPRA)) and other current and future laws and regulations relating to data transfer, residency, privacy and protection have increased, and continue to increase the Company’s operating costs and require significant management time and attention. Simultaneously, any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, consumer actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations, financial results and reputation.

Social, ethical, and security issues relating to the use of AI may result in reputational harm and liability.

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

We may be unable to recruit and retain enough quality professionals to meet our customers’ demands.
We rely significantly on our ability to attract, develop, and retain professionals who possess the skills, experience and, as required, licensure necessary to meet the specified requirements of our customers. We compete for healthcare and other staffing personnel with other temporary staffing companies, as well as actual and potential customers such as healthcare facilities and physician groups, some of which seek to fill positions with either permanent or temporary employees. We rely on word-of-mouth referrals, as well as social and digital media, to attract qualified professionals. If our social and digital media strategy is not successful, our ability to attract qualified professionals could be negatively impacted.
In addition, with a shortage of certain qualified professionals in many areas of the United States, competition for these professionals remains intense. Our ability to recruit and retain professionals depends on our ability to, among other things, offer assignments that are attractive to professionals and offer them competitive wages and benefits or payments, as applicable. Our competitors might increase hourly wages or the value of benefits to induce professionals to take assignments with them. If we do not raise wages or increase the value of benefits in response to such increases by our competitors, we could face difficulties attracting and retaining qualified professionals. If we raise wages or increase benefits in response to our competitors’ increases, our customers and our margins could decline. At this time, we still do not have enough nurses, allied professionals, and physicians to meet all of our customers’ demands for these staffing services. A shortage of healthcare professionals generally and the competition for their services may limit our ability to increase the number of healthcare professionals that we successfully recruit, decreasing our ability to grow our business.
Our labor costs could be adversely affected by a shortage of experienced healthcare professionals and labor union activity.
Our operations are dependent on our ability to recruit and staff quality healthcare professionals. We compete with other staffing companies and technologies in recruiting and retaining qualified personnel. We may be required to enhance wages and benefits to our employees through mandatory minimum wage laws, which could negatively impact our profitability. Labor union activity is another factor that could adversely affect our labor costs or otherwise adversely impact us. To the extent a significant portion of our employee base unionizes, our labor costs could increase significantly.
If our labor costs increase, we may not be able to raise rates to offset these increased costs. Because a significant percentage of our revenues consists of fixed, prospective payments, our ability to pass along increased labor costs is constrained. In the event we are not entirely effective at recruiting and retaining qualified management, nurses, and other support personnel, or in controlling labor costs, this could have an adverse effect on our results of operations.
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

The strength of our reputation may also depend on the success of our corporate social responsibility (CSR) and sustainability initiatives, which require company-wide coordination and alignment. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations, as well as increased pressure to expand our CSR and sustainability disclosures in these areas, make commitments, set targets or establish additional goals, and take actions to meet such targets and goals. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to CSR or environmental, social, and governance (ESG) matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable CSR or ESG ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital.

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
We are party to various litigation, claims, investigations, and other proceedings. These matters primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll and/or related practices. We evaluate these litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Additionally, as a result of the economy and changes to the law, increased collective bargaining actions, healthcare professionals no longer being able to secure the same level of income as they did during the COVID-19 pandemic, and other factors, the number of litigation claims have increased in both volume and financial recovery. Based on assessments and estimates, if any, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments are performed at least quarterly and are based on the information available to management at the time and involve a significant amount of management judgment. Based on the new information considered in our reviews, we adjust our disclosures and our loss contingency accruals, which may increase as a result of increased litigation claims. We may not have sufficient insurance to cover these risks. Actual outcomes or losses may differ materially from those estimated by our current assessments, which would impact our profitability. Adverse developments in existing litigation claims or legal proceedings involving our Company or new claims could require us to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect our financial results.

In recent years, healthcare providers and the Company have become subject to or brought an increasing number of legal actions alleging, among other things, malpractice, vicarious liability, violation of certain consumer protection acts, negligent hiring, negligent credentialing, discrimination, wage and hour, or related legal theories. We may be subject to liability in such cases even if our Company’s contribution to the alleged injury was minimal or related to one of our subcontractors or its employees. Many of these actions, including class actions, involve large claims and significant defense costs. In addition, we may be subject to claims related to torts or crimes committed by our corporate employees or healthcare professionals that we place on assignment. In most instances, we are required to indemnify customers against some or all of these risks, and, at times, liabilities attributable to our subcontractors and their personnel, and the law may consider the Company and its customers to be joint employers, adding further complexities to litigation. A failure of any of our corporate employees, healthcare professionals, or subcontracted personnel to observe our policies and guidelines, relevant customer policies and guidelines, or applicable federal, state, or local laws, rules, and regulations could result in negative publicity, payment of fines, or other damages to us.

To protect ourselves from the cost of these types of claims, we maintain professional malpractice liability insurance, employment practices liability insurance, and general liability insurance coverage with terms and in amounts with deductibles that we believe are appropriate for our operations, although we do not maintain insurance coverage for wage and hour claims or for liabilities of our subcontractors or their personnel. We are partially self-insured for our workers’ compensation coverage, health insurance coverage, and professional liability coverage for our healthcare providers. If we become subject to substantial uninsured workers’ compensation, wage and hour claims, medical coverage, or medical malpractice liabilities, whether directly or indirectly, our financial results may be adversely affected. In addition, our insurance coverage may not cover all claims against us or continue to be available to us at a reasonable cost. If we are unable to pay our self-insured retention portion, pay any uninsured portion, or maintain adequate insurance coverage, we may be exposed to substantial liabilities.

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
We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have deferred tax assets related to our NOLs in state taxing jurisdictions, which, generally, for state tax purposes, carry forward for up to twenty years or indefinitely, depending on the year the NOL was generated. Tax years generally remain subject to examination until three years after NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a taxing authority. If there are tax benefits, including, but not limited to, the use of NOLs, expense reimbursements, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes, interest, and penalties, or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations, and financial condition.
In addition, federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. On March 27, 2020, former President Biden signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law, which was extended under the Taxpayer Certainty and Disaster Relief Act of 2020 passed on December 27, 2020. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (ARPA). We are not aware of any provision in the CARES Act, ARPA, or any other pending tax legislation that would have a material adverse impact on our financial performance. There can be no assurance that the CARES Act, ARPA, the Tax Cuts and Jobs Act of

2017, or any other legislative changes will not negatively impact our operating results, financial condition, and future business operations.

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
As of December 31, 2024, we had no borrowings under our Asset-Based Loan Agreement (ABL). A change in our level of indebtedness could have important negative consequences including: (i) increased demands on our cash resources to service the debt; (ii) our financial and operating flexibility may be restricted due to debt covenants to which we are subject, and our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (iii) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage, and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

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

Changes in global temperatures, weather patterns, negative global climate change patterns, and increases in the frequency and severity of extreme weather and natural disasters in both the U.S. and India locations could have a negative effect on the Company’s business. Concern over climate change may result in new or additional legislative and regulatory requirements to reduce or mitigate the effects of climate change on the environment, which could result in future tax, transportation, and utility increases and could, in turn, have a material adverse effect on the Company’s business. Moreover, continuing political and social attention to climate change and environmental issues has resulted in both existing and pending disclosure requirements, international agreements and national, regional, and local legislation, regulatory measures, reporting obligations, and policy changes. There is increasing pressure in some of the areas where we operate to limit greenhouse gas emissions as well as other global initiatives. These agreements and measures may require or could result in future legislation, regulatory measures, or policy changes that would require operational changes, taxes, or purchases of emission credits to reduce emission of greenhouse gases from our operations, which may result in substantial capital expenditures.

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

We have registered 2,400,000 shares (in addition to the share reserve amount that remained available under the 2020 Omnibus Incentive Plan immediately prior to the adoption of the 2024 Omnibus Incentive Plan (2024 Plan) and other eligible returning shares) for issuance under our 2024 Plan. Shares of restricted stock outstanding as of February 18, 2025 were 535,185. In addition, a target of 409,698 performance stock award grants were outstanding as of February 18, 2025. See Note 14 - Stockholders’ Equity to our consolidated financial statements. Vested restricted stock and common stock issued under our awards is eligible for resale in the public market without restriction. We cannot predict what effect, if any, market sales of shares held by any stockholder or the availability of these shares for future sale will have on the market price of our common stock.

Risks Related to the Aya Merger

There are risks inherent in any transaction that we enter into, including without limitation the Aya Merger, and there is no assurance that such transaction will be successfully or timely completed or that we will realize the expected benefits of such transaction.

As discussed elsewhere in this Annual Report on Form 10-K, on December 3, 2024, the Company signed the Merger Agreement, which provides for the consummation of the Aya Merger. The consummation of the Aya Merger is subject to certain customary mutual conditions, including, without limitation, (i) the approval of the Company’s stockholders holding a majority of the voting power of the outstanding common stock of the Company entitled to vote on the adoption of the Merger Agreement, voting together as a single class, which such stockholder approval was received at the special meeting held on February 28, 2025 (Company Stockholder Approval), (ii) the absence of any order issued by any governmental authority prohibiting, rendering illegal or permanently enjoining the consummation of the Aya Merger (Legal Restraint), and (iii) the expiration or termination of any waiting period (or extensions thereof) applicable to the consummation of the Aya Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any commitment to, or agreement (including any timing agreement) with, any governmental authority to delay or not consummate before a certain date the Aya Merger or any of the transactions contemplated by the Merger Agreement (Applicable Waiting Period and Approvals and, together with the Company Stockholder Approval and the Legal Restraint, these Certain Closing Conditions). If we are unable to timely satisfy these Certain Closing Conditions and/or any other conditions required pursuant to the Merger Agreement, the consummation of the Aya Merger may be delayed and/or may not occur at all. Additionally, pursuant to the terms of the Merger Agreement, the Company is required to pay to Parent a one-time fee equal to $20 million (Company Termination Fee) if the Merger Agreement is terminated by either the Company or Parent for certain reasons set forth in the Merger Agreement. If we are unable to successfully and timely consummate the Aya Merger and/or if we are required to pay the Company Termination Fee, our business and results of operations could be materially and adversely impacted. Even if we are able to successfully and timely consummate the Aya Merger, there is no assurance that we will realize the expected benefits of such transaction.

In addition to the foregoing risks relating to our ability to successfully and timely complete the Aya Merger, any transaction that we enter into requires substantial resources, as well as the time and attention of our management team. Accordingly, the diversion of resources and management time on transaction-related issues and risks related to the disruption of management time from ongoing business operations due to the Aya Merger could have an adverse effect on us. The announcement and pending completion of the Aya Merger could also have an adverse effect on the market price of our common stock and/or on our ability to retain customers and key personnel and maintain relationships with our third-party business partners. The Aya Merger could also result in us incurring unexpected costs, charges, or expenses, and/or subject us to potential litigation relating to the Aya Merger that could be instituted against us and/or our respective directors and officers. The occurrence of any of the foregoing risks, individually or in the aggregate, could have a material adverse effect on our business, results of operations, and financial condition.

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

A.Governance

Understanding the importance of cybersecurity, the Board maintains oversight of the cybersecurity risks and threats within the organization. Specifically, the Board has delegated authority to the Audit Committee to oversee risk management relating to cybersecurity. The Audit Committee is composed of members with various expertise including risk management, technology, and finance.

The Company’s information security program is managed by a dedicated Vice President (VP) of Security Compliance and Risk Management (VP of Security), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes, and who reports directly to the Chief Information Officer (CIO).

The Company’s Security and Privacy Steering Committee meets on a regular basis and provides oversight of our security and privacy programs inclusive of defining the security strategy, reviewing risks and risk management strategies, and program performance. The committee is chaired by the VP of Security and comprises a broad selection of Senior Management leaders within the organization. This facilitates enterprise-wide collaboration in aligning cybersecurity objectives with organizational goals.

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
Benchmarking
The Company understands that the effective management of cybersecurity risks requires continuous assessment and improvement. Security benchmarking is a critical component to assess how well our security investments and processes compare with internal and external standards and objectives.

C.     Management’s Role and Expertise

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks rests with the VP of Security, who has over 16 years of dedicated experience in the field of cybersecurity across multiple industries. Their background includes extensive experience in cybersecurity program development, leadership, and risk management, which is instrumental in the execution of our cybersecurity strategies. Some specific responsibilities include overseeing our governance and compliance, risk management (identification, assessments, and treatment), and security and privacy awareness programs.

The Company's CIO possesses a wealth of information technology expertise and has served in various technology leadership roles across multiple industries. They are responsible for all technology systems, services, and solutions. The cybersecurity function reports directly into the office of the CIO.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

As of December 31, 2024, we actively leased office space in 12 facilities located in 4 states within the United States. We also lease office space in a facility located in Pune, India. See our lease obligations as of December 31, 2024 in Note 9 - Leases to our consolidated financial statements. We continuously evaluate facility needs based on the extent of our service offerings, the rate of customer growth or decline, the geographic distribution of our customer base, changing market conditions, and our long-term goals. As of December 31, 2024, our material leased properties are described below:

Our corporate headquarters is located in Boca Raton, Florida, with approximately 70,000 square feet of office space under lease through December 2025. Approximately 35,000 square feet is occupied by our corporate executive staff, legal, finance, risk management, internal audit, and information technology teams. Our Nurse and Allied executive staff and operations personnel, as well as shared support functions of human resources, payroll and billing, sales, and marketing also occupy this space. The remainder of the space is vacant and available for a sublease.

Our facility located in Pune, India has approximately 38,000 square feet of office space under lease through April 2029. This space houses certain software development and information technology support, as well as certain finance and shared support services.

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

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2019 and tracks it through December 31, 2024.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index, and the Dow Jones US Business Training & Employment Agencies Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/19
12/20
12/21
12/22
12/23
12/24

	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
DJUSBE	$100.00	$104.27	$141.08	$96.26	$95.11	$91.71
CCRN	$100.00	$76.33	$238.90	$228.66	$194.84	$156.28
NASDAQ	$100.00	$143.64	$174.36	$116.65	$167.30	$215.22

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 18, 2025, there were 136 stockholders of record of our common stock. In addition, there were 14,046 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On August 16, 2022, our Board of Directors authorized a new stock repurchase program (New Repurchase Program), whereby we could repurchase up to $100.0 million of our shares of common stock, subject to the terms of our current credit agreements. In addition to the repurchase of $100.0 million of our shares of common stock under the New Repurchase Program, we were authorized to continue to repurchase any remaining shares available for repurchase under our previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (Prior Repurchase Program). In August 2022, we repurchased the remaining shares available for repurchase under the Prior Repurchase Program. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the New Repurchase Program during the third quarter of 2022. On May 1, 2023, our Board of Directors authorized approximately $59.0 million in additional share repurchases to be added to the New Repurchase Program, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million (Repurchase Program). The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The Repurchase Program was effective immediately and may be discontinued at any time at the Board's discretion.

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fourth fiscal quarter ended December 31, 2024. See Note 14 - Stockholders’ Equity to our consolidated financial statements for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
October 1 through October 31	240,108	$12.29	240,108	$41,115
November 1 through November 30	54,781	$11.69	54,781	$40,475
December 1 through December 31	—	—	—	$40,475
Total	294,889	$12.18	294,889	$40,475
________________

(a) Shares were repurchased under the Repurchase Program. The Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(b) On May 1, 2023, the Board of Directors authorized an aggregate of $100.0 million in share repurchases under the Repurchase Program. Amounts shown in this column reflect amounts remaining under the Repurchase Program referenced in Note 14 - Stockholders’ Equity to our consolidated financial statements.

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

Management's Discussion and Analysis (MD&A) below generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on February 23, 2024 and such information is incorporated herein by reference.

Business Overview

We provide total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers across the continuum of care, by recruiting and placing highly qualified healthcare professionals in virtually every specialty and area of expertise. In addition to clinical roles such as school nurses, speech language, and behavioral therapists, we place non-clinical professionals such as teachers, substitute teachers, and other education specialties at educational facilities across the nation. Our diverse customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers. Through our national staffing teams, we offer our workforce solutions and place clinicians on travel and per diem assignments, local short-term contracts, and permanent positions. In addition, we continually evaluate opportunities to acquire companies that would complement or enhance our business, like Workforce Solutions Group, Inc. (WSG) and Mint Medical Physician Staffing, LP and Lotus Medical Staffing LLC (collectively, Mint).

Our workforce solutions include MSPs, VMS, in-home care services, education health services, RPO, project management, and other outsourcing and consultative services as described in Item 1. Business in this Annual Report on Form 10-K. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes.

The Company's two reportable segments, Nurse and Allied Staffing and Physician Staffing, represented approximately 85% and 15%, respectively, of total revenue for the year ended December 31, 2024. See further discussion of these segments in Item 1. Business in this Annual Report on Form 10-K.

Summary of Operations

For the year ended December 31, 2024, consolidated revenue declined 33.5% year-over-year to $1.3 billion, as travel nurse and allied has seen a decline in both billable days and average bill rates. These declines were partly offset by continued growth in Homecare Staffing, which was up 12.4% year-over-year, as well as growth in the Physician Staffing segment, which was up 11.4% over the prior year. In Homecare Staffing, the average number of full-time equivalents (FTEs) on contract during the year increased 13.4%, and in the Physician Staffing segment the number of days filled increased across several specialties. Net loss attributable to common stockholders for the year ended December 31, 2024 was $14.6 million, as compared to net income of $72.6 million for the year ended December 31, 2023.

For the year ended December 31, 2024, cash and cash equivalents totaled $81.6 million, up from $17.1 million in the prior year. During the year, we repurchased shares under our authorized repurchase plan through November 7, 2024, the termination date of our Rule 10b5-1 repurchase plan. Cash flow provided by operating activities for the year ended December 31, 2024 was $120.1 million. As of December 31, 2024, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $146.9 million, with $132.0 million of availability net of $14.9 million of letters of credit. See Note 8 - Debt to our consolidated financial statements.
On December 3, 2024, Cross Country entered into the Merger Agreement with Aya Healthcare. The completion of the Aya Merger was expected in the first half of 2025. On February 20, 2025, the Company and Aya each received a request for additional information from the U.S. Federal Trade Commission in connection with their review of the transactions contemplated by the Merger Agreement. The Company now expects that the Aya Merger will close in the second half of 2025, subject to the satisfaction of other customary closing conditions, including regulatory approvals. The Aya Merger was approved by the Company's stockholders at a special meeting held on February 28, 2025. Upon completion of the Aya Merger, it is expected that Cross Country will become a private company and its common stock will no longer trade on Nasdaq. See Note 1 - Organization and Basis of Presentation to our consolidated financial statements.
See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.
Operating Metrics

We evaluate the Company's financial condition by tracking operating metrics and financial results specific to each segment. Key operating metrics include hours worked, days filled, number of contract personnel on an FTE basis, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported U.S. GAAP results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow, as well as operating and leverage ratios, to help us assess our liquidity needs.

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

Results of Operations

The following table summarizes, for the periods indicated, selected consolidated statements of operations and comprehensive (loss) income data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Year Ended December 31,
	2024	2023
Revenue from services	100.0%	100.0%
Direct operating expenses	79.6	77.7
Selling, general and administrative expenses	17.4	14.9
Credit loss expense	1.6	0.7
Depreciation and amortization	1.4	0.9
Acquisition and integration-related costs	0.3	—
Restructuring costs	0.3	0.1
Legal and other losses	0.5	0.1
Impairment charges	0.2	—
(Loss) income from operations	(1.3)	5.6
Interest expense	0.2	0.4
Loss on early extinguishment of debt	—	0.1
Interest income	(0.2)	—
Other (income) expense, net	(0.1)	—
(Loss) income before income taxes	(1.2)	5.1
Income tax (benefit) expense	(0.1)	1.5
Net (loss) income attributable to common stockholders	(1.1)%	3.6%

Comparison of Results for the Year Ended December 31, 2024 and the Year Ended December 31, 2023

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2024	2023	$	%
	(Amounts in thousands)
Revenue from services	$1,344,004	$2,019,728	$(675,724)	(33.5)%
Direct operating expenses	1,069,752	1,569,318	(499,566)	(31.8)%
Selling, general and administrative expenses	233,377	300,332	(66,955)	(22.3)%
Credit loss expense	21,432	14,562	6,870	47.2%
Depreciation and amortization	18,200	18,347	(147)	(0.8)%
Acquisition and integration-related costs	4,219	59	4,160	NM
Restructuring costs	4,333	2,553	1,780	69.7%
Legal and other losses	6,668	1,125	5,543	492.7%
Impairment charges	2,888	719	2,169	301.7%
(Loss) income from operations	(16,865)	112,713	(129,578)	(115.0)%
Interest expense	2,188	8,094	(5,906)	(73.0)%
Loss on early extinguishment of debt	—	1,723	(1,723)	(100.0)%
Interest income	(2,050)	(83)	(1,967)	NM
Other (income) expense, net	(605)	85	(690)	(811.8)%
(Loss) income before income taxes	(16,398)	102,894	(119,292)	(115.9)%
Income tax (benefit) expense	(1,842)	30,263	(32,105)	(106.1)%
Net (loss) income attributable to common stockholders	$(14,556)	$72,631	$(87,187)	(120.0)%

NM - Not meaningful

Revenue from services

Revenue from services decreased $0.7 billion, or 33.5%, to $1.3 billion for the year ended December 31, 2024, as compared to $2.0 billion for the year ended December 31, 2023, due to volume and bill rate declines in the Nurse and Allied Staffing segment, partially offset by an increase in both volume and average bill rates in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $0.5 billion, or 31.8%, to $1.1 billion for the year ended December 31, 2024, as compared to $1.6 billion for the year ended December 31, 2023, as a result of revenue decreases and the tightening of bill/pay spreads. As a percentage of total revenue, direct operating expenses increased to 79.6%, as compared to 77.7% in the prior year.
Selling, general and administrative expenses

Selling, general and administrative expenses decreased $66.9 million, or 22.3%, to $233.4 million for the year ended December 31, 2024, as compared to $300.3 million for the year ended December 31, 2023, primarily due to decreases in compensation and benefit expense, as well as marketing, consulting, and computer hardware and software expense. As a percentage of total revenue, selling, general and administrative expenses increased to 17.4% for the year ended December 31, 2024, as compared to 14.9% for the year ended December 31, 2023.

Credit Loss Expense

Credit loss expense for the year ended December 31, 2024 was $21.4 million, as compared to $14.6 million for the year ended December 31, 2023. The increase was driven by a bankruptcy filing by a single MSP customer. There was no significant impact on operations from this MSP client as the majority of the business had been wound down in the prior year. As a percentage of revenue, credit loss expense was 1.6% for the year ended December 31, 2024, as compared to 0.7% for the year ended December 31, 2023. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2024 was $18.2 million as compared to $18.3 million for the year ended December 31, 2023. As a percentage of revenue, depreciation and amortization expense was 1.4% for the year ended December 31, 2024 and 0.9% for the year ended December 31, 2023.

Acquisition and integration-related costs

Acquisition and integration-related costs relate primarily to fees associated with the pending Aya Merger. See Note 1 - Organization and Basis of Presentation to our consolidated financial statements.

Restructuring costs

Restructuring costs of $4.3 million for the year ended December 31, 2024 were primarily comprised of employee termination costs, ongoing lease exit costs, and immaterial software license costs. Restructuring costs of $2.6 million for the year ended December 31, 2023 were primarily comprised of employee termination costs, partially offset by an immaterial lease-related benefit. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Legal and other losses

During the year ended December 31, 2024, the Company recorded legal and other losses of $6.7 million, which included the settlement of several class action lawsuits, as well as costs related to an unrecoverable asset. For the year ended December 31, 2023, the Company incurred legal settlement charges of $1.1 million related to the settlement of a wage and hour class action lawsuit and associated legal fees.

Impairment charges

Non-cash impairment charges totaled $2.9 million for the year ended December 31, 2024 and related to right-of-use assets and related property in connection with vacated leases during 2024, as well as the write-off of goodwill and intangible assets associated with the impairment of the previous asset acquisition Selected. Non-cash impairment charges totaled $0.7 million for the year ended December 31, 2023 and related to the write-off of an abandoned IT project and real estate restructuring activities. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our consolidated financial statements.

Interest expense

Interest expense was $2.2 million for the year ended December 31, 2024 as compared to $8.1 million for the year ended December 31, 2023, due to lower average borrowings, partially offset by a higher effective interest rate.

Loss on early extinguishment of debt

Loss on early extinguishment of debt for the year ended December 31, 2023 consisted of the write-off of debt issuance costs related to the repayment and termination of our term loan in the second quarter of 2023. There were no such charges for the year ended December 31, 2024.

Interest income

Interest income of $2.1 million for the year ended December 31, 2024 related to higher average cash on hand with higher available interest rates during the year. Interest income was an immaterial amount for the year ended December 31, 2023.

Income tax (benefit) expense

Income tax benefit totaled $1.8 million for the year ended December 31, 2024, as compared to income tax expense of $30.3 million for the year ended December 31, 2023. The decrease in income tax expense was related to a decrease in book income primarily driven by credit loss expense as discussed in Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements. The tax amounts in 2024 and 2023 were impacted by federal, international, and state taxes. See Note 13 - Income Taxes to our consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Year Ended December 31,
	2024	2023
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$1,145,419	$1,841,428
Physician Staffing	198,585	178,300
	$1,344,004	$2,019,728

Contribution income:
Nurse and Allied Staffing	$72,601	$196,777
Physician Staffing	15,349	9,788
	87,950	206,565

Corporate overhead	68,507	71,049
Depreciation and amortization	18,200	18,347
Restructuring costs	4,333	2,553
Legal and other losses	6,668	1,125
Impairment charges	2,888	719
Acquisition and integration-related costs	4,219	59
(Loss) income from operations	$(16,865)	$112,713

See Note 17 - Segment Data to our consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2024	2023	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	8,205	10,831	(2,626)	(24.2)%
Average Nurse and Allied Staffing revenue per FTE per day	$378	$462	$(84)	(18.2)%

Physician Staffing statistical data:
Days filled	97,888	92,504	5,384	5.8%
Revenue per day filled	$2,029	$1,927	$102	5.3%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Year Ended December 31, 2024 and Year Ended December 31, 2023

Nurse and Allied Staffing

Revenue decreased $0.7 billion, or 37.8%, to $1.1 billion for the year ended December 31, 2024, as compared to $1.8 billion for the year ended December 31, 2023, driven primarily by a 24.2% decline in professionals on assignment and, to a lesser extent, an 18.2% normalization in bill rates, as many customers seek to reduce their spend on contingent labor and the market continues to show signs of nearing an inflection.

Contribution income for the year ended December 31, 2024 decreased $124.2 million, or 63.1%, to $72.6 million, as compared to $196.8 million for the year ended December 31, 2023. Contribution income for the year ended December 31, 2024 included $19.4 million of credit loss expense driven by a bankruptcy filing by a single MSP customer recognized during the second quarter of 2024. As a percentage of segment revenue, contribution income margin decreased to 6.3% for the year ended December 31, 2024, as compared to 10.7% for the year ended December 31, 2023.

The average number of FTEs on contract during the year ended December 31, 2024 decreased 24.2% from the year ended December 31, 2023, primarily due to declines in the number of professionals on travel or per diem assignments. The average revenue per FTE per day decreased 18.2%, due to the decrease in the average bill rates.
Physician Staffing

Revenue increased $20.3 million, or 11.4%, to $198.6 million for the year ended December 31, 2024, as compared to $178.3 million for the year ended December 31, 2023, primarily due to a 5.8% increase in billable days.
Contribution income for the year ended December 31, 2024 increased $5.5 million, or 56.8%, to $15.3 million, as compared to $9.8 million for the year ended December 31, 2023. As a percentage of segment revenue, contribution income was 7.7% for the year ended December 31, 2024 and 5.5% for the year ended December 31, 2023.

Total days filled increased 5.8%, to 97,888 for the year ended December 31, 2024, as compared to 92,504 for the year ended December 31, 2023. Revenue per day filled was $2,029 for the year ended December 31, 2024 and $1,927 for the year ended December 31, 2023, due to price increases and a favorable mix in business.

Corporate overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $68.5 million for the year ended December 31, 2024, from $71.0 million for the year ended December 31, 2023, primarily due to decreases in compensation and benefit expense, and professional fees, partially offset by increases in insurance and workers' compensation. As a percentage of consolidated revenue, corporate overhead was 5.1% for the year ended December 31, 2024, and 3.5% for the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2024, we reported $81.6 million in cash and cash equivalents, with no borrowings drawn under the ABL. Working capital decreased by $46.2 million to $214.6 million as of December 31, 2024, as compared to $260.8 million as of December 31, 2023, primarily due to a decrease in net receivables and the timing of disbursements. As of December 31, 2024, our days' sales outstanding, net of amounts owed to subcontractors, was 55 days, down 11 days year-over-year. As of December 31, 2024, we did not have any off-balance sheet arrangements.

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

In the third quarter of 2022, the Board of Directors authorized the New Repurchase Program, whereby we could repurchase up to $100.0 million shares of our common stock. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the New Repurchase Program during the third quarter of 2022. In the second quarter of 2023, the Board of Directors authorized the replenishment of the amount available for stock repurchases under the New Repurchase Program back to $100 million, effective for trades made after May 3, 2023 (Repurchase Program). During the fourth quarter of 2022, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during blackout periods, effective through November 2, 2023. In the third quarter of 2023, we entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024 and effective through November 7, 2024. During the year ended December 31, 2024, we repurchased and retired a total of 2,401,924 shares of common stock for $36.8 million, at an average price of $15.31 per share. During the year ended December 31, 2023, we repurchased and retired a total of 2,343,583 shares of common stock for $57.6 million, at an average price of $24.58 per share. As of December 31, 2024, we had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Loan Agreement (as defined below).
Cash Flow Comparisons

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net cash provided by operating activities decreased $128.4 million to $120.1 million for the year ended December 31, 2024, as compared to $248.5 million for the year ended December 31, 2023.

Net cash used in investing activities for the year ended December 31, 2024 was $8.7 million, as compared to $13.8 million for the year ended December 31, 2023, primarily for capital expenditures in both years, and a small acquisition in the prior year.

Net cash used in financing activities during the year ended December 31, 2024 was $46.8 million, as compared to $221.2 million during the year ended December 31, 2023. During the year ended December 31, 2024, we used cash to pay $2.9 million for income taxes on share-based compensation, $37.3 million for share repurchases and related excise tax, and $6.6 million for contingent consideration. During the year ended December 31, 2023, we reported net repayments of $150.7 million on debt, and used cash to pay $4.9 million for income taxes on share-based compensation, $57.6 million for share repurchases, $7.5 million for contingent consideration, and an immaterial amount for other financing activities.
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

As more fully described in Note 8 - Debt to our consolidated financial statements, on June 30, 2023, we repaid all outstanding obligations under the term loan, and terminated the Term Loan Agreement. As a result, debt issuance costs of $1.7 million were written off in the second quarter of 2023 and are included as loss on early extinguishment of debt in the consolidated statements of operations and comprehensive (loss) income. All subsidiary guarantees of the term loan were automatically released upon the termination of the Term Loan Agreement.

2019 Asset-Based Loan Agreement

Effective October 25, 2019, the prior senior credit facility entered into in August 2017 was replaced by a $120.0 million asset-based loan agreement (Loan Agreement), which provided for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement (First Amendment), which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement (Second Amendment), which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement (Third Amendment), which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from LIBOR as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On

November 18, 2021, we amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or Base Rate (as defined in the Loan Agreement), at the election of the borrowers, plus an applicable margin. On September 29, 2023, we amended the Loan Agreement (Sixth Amendment), which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability. On July 29, 2024, we amended the Loan Agreement (Seventh Amendment), which allows for all share repurchases paid in cash prior to June 30, 2024 and thereafter to be excluded as restricted payments in the fixed charge coverage ratio calculation if there is no revolving ABL balance.

As of December 31, 2024, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $146.9 million as of December 31, 2024, with no borrowings drawn and $132.0 million of availability net of $14.9 million of letters of credit. For the three months ended December 31, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.

See Note 8 - Debt to our consolidated financial statements.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments may also be impacted by the deterioration of demand for our services, deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1A. Risk Factors. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2024. See Note 2 - Summary of Significant Accounting Policies contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances, but come with certain risks and uncertainties, including but not limited to: projections of future income and cash flows, market demand, inflationary pressures, long-term growth rates, the identification of appropriate market multiples, royalty rates, and the choice of an appropriate discount rate. Actual results could vary from those estimates under different assumptions or conditions.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. See Note 5 -

Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2024, 2023, and 2022 is more fully described.

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

Health, workers’ compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of corporate employees and healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2024 and 2023, we had $4.8 million and $6.6 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2024, and 2023, we had $12.8 million and $12.6 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary semi-annually. As of December 31, 2024, and 2023, we had $7.1 million and $3.1 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary semi-annually.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2024 and December 31, 2023, our estimate of amounts that had been worked but had not been billed totaled $60.4 million and $89.9 million, respectively, and are included in accounts receivable in the consolidated balance sheets.

Other Services Revenue
We offer other services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross Versus Net Policies), RPO, other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of our consolidated revenue for the years ended December 31, 2024. 2023, and 2022. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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

Allowances

We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for credit loss expense. We determine the adequacy of this allowance based on historical write-off experience, current conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse conditions adjusted for current expectations for the customers or industry. Based on the information currently available, we also consider current expectations of future economic conditions when estimating our allowance for credit losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for rate and hour differences which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. As of December 31, 2024 and 2023, our total allowances were $9.3 million and $20.5 million, respectively.

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

Income taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2024, we have deferred tax assets related to certain federal, state, and foreign NOL carryforwards of $6.6 million. But for those NOL carryforwards with an indefinite carryover, the carryforwards will expire as follows: state between 2026 and 2041, and foreign between 2024 and 2028. As of December 31, 2023, we had deferred tax assets related to certain state and foreign NOL carryforwards of $1.1 million.
As of December 31, 2024 and 2023, we had an immaterial amount of valuation allowances on our deferred tax assets.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. For the years ended December 31, 2024 and 2023, the unrecognized tax benefit is included in uncertain tax positions - non-current in the consolidated balance sheets. As of December 31, 2024, total unrecognized tax benefits recorded was $10.1 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

On December 14, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to increase the disclosure requirements around rate reconciliation information and certain types of income taxes companies are required to pay. Companies will be required to provide a breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, rather than a lump sum amount, with additional detail required of those jurisdictions representing greater than five percent of the total by jurisdiction. Further, the rate reconciliation will require disaggregation into eight specific categories, with these categories further disaggregated by jurisdiction for amounts exceeding five percent of their domestic tax rate. The rate reconciliation also will need to disclose both dollar amounts and percentages. This guidance is effective for annual periods beginning after December 15, 2024 and is effective for interim periods beginning with the first quarter of 2026. Early adoption is permitted, including adoption in an interim period. We expect to adopt this standard for our fiscal year ended December 31, 2025.

Effective January 1, 2024, many jurisdictions implemented the Pillar Two rules issued by the Organization for Economic Co-operation and Development. In general, large multinational entity groups with consolidated revenue in excess of EUR 750 in at least two of the preceding four years could be subject to the new rules in jurisdictions with an effective tax rate below fifteen percent. We currently operate in only one country that adopted the Pillar Two rules, but should meet the safe harbor rules. We do not expect the adoption of the Pillar Two rules by any jurisdiction in which we currently operate to have a material impact on our financial statements.

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

A 1% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the years ended December 31, 2024 and 2023, respectively. See Note 8 - Debt to our consolidated financial statements.

Foreign Currency Risk

We have minor exposure to the impact of foreign currency fluctuations. Approximately 3% of selling, general and administrative expenses are related to certain software development and information technology support, as well as certain finance and shared support services, provided by our employees in Pune, India. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We have not entered into any foreign currency hedges.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, communicated to management, including the Chief Executive Officer and the Chief Financial Officer, and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports required under the Exchange Act is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding any required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

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

During the three months ended December 31, 2024, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation SK).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

The Company has adopted the Securities Compliance Policy that applies to all employees, including officers, and non-employee directors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations with respect to the purchase, sale, and/or other dispositions of the Company's securities, as well as the applicable rules and regulations of Nasdaq. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

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

As discussed in Note 2 - Summary of Significant Accounting Policies to the Company’s consolidated financial statements, the Company identified an error in the consolidated financial statements of prior periods that it concluded was not material to the previously issued financial statements. A summary of the error revisions to the impacted financial statement line items in the previously issued financial statements is set forth in Note 19 - Immaterial Financial Restatement to Prior Period Financial Statements to the Company’s consolidated financial statements. The error revisions required a recovery analysis of incentive-based compensation under the Company’s Compensation Recoupment Policy. Updated results including the errors were entered into the previous calculations for bonuses and performance shares related to the applicable periods, which resulted in no change to the awarded amounts for any given year. Thus, it was determined that there was no erroneously awarded incentive-based compensation subject to recovery as a result of the errors in any given year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information with respect to beneficial ownership of our common stock is included in our Proxy Statement to be filed with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

With respect to equity compensation plans as of December 31, 2024, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	—	$—	3,445,317
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	—	$—	3,445,317

(1) For Performance Stock Awards issued under the 2020 and 2024 Omnibus Incentive Plans, we consider the expected number of shares that may be issued under the award to be outstanding. When the number of Performance Stock Awards have been determined, we true up the actual number of shares that were awarded and return any unawarded shares into shares available for issuance. Performance Stock Awards were issued under the 2020 Omnibus Incentive Plan beginning March 31, 2021. No Performance Stock Awards have been issued under the 2024 Omnibus Incentive Plan as of December 31, 2024. See Note 14 - Stockholders’ Equity to our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2024 and 2023

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023, and 2022

(3)	Exhibits

EXHIBIT INDEX

No.	Description
2.1
Asset Purchase Agreement, by and among Cross Country Healthcare, Inc., Workforce Solutions Group, Inc., Health Talent Strategies, Inc., Talent Strategies, Inc., and Pamela Jung, dated June 8, 2021 (Previously filed as an exhibit to the Company's Form 8-K dated June 14, 2021 and incorporated by reference herein.)

2.2
Agreement and Plan of Merger, dated as of December 3, 2024, among Cross Country Healthcare, Inc., Aya Holdings II Inc., Spark Merger Sub One Inc. and, solely for the purposes set forth therein, Aya Healthcare, Inc. (Previously filed as an exhibit to the Company's Form 8-K dated December 4, 2024 and incorporated by reference herein.)

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

10.39 #
Confidential Separation Agreement and General Release of all Claims by and between Cross Country Staffing, Inc. and Daniel J. White, dated as of February 14, 2024 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2024 and incorporated by reference herein.)

10.40 #
Addendum to the Confidential Separation Agreement and General Release of all Claims by and between Cross Country Staffing, Inc. and Daniel J. White, dated as of February 14, 2024 (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2024 and incorporated by reference herein.)

10.41
Amendment No. 7 to ABL Credit Agreement, dated as of July 29, 2024, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, and Wells Fargo Bank, N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K dated July 29, 2024 and incorporated by reference herein.)

10.42 #	Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan (Previously filed as an exhibit to the Company’s Form S-8 dated May 22, 2024 and incorporated by reference herein.)
14.1	Code of Ethics, revised November 15, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 28, 2022 and incorporated by reference herein.)
*19.1	Insider Trading Policy
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

EXHIBIT INDEX (CONTINUED)
No.	Description
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

97.1 #	Compensation Recoupment (Clawback) Policy (Previously filed as an exhibit to the Company’s Form 10-K filed February 23, 2024 and incorporated by reference herein.)

*101.INS	XBRL Instance Document
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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
Date: March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ John A. Martins	President & Chief Executive Officer	March 5, 2025
John A. Martins	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	March 5, 2025
William J. Burns	(Principal Financial Officer)

/s/ James V. Redd III	Senior Vice President & Chief Accounting Officer	March 5, 2025
James V. Redd III	(Principal Accounting Officer)

/s/ Dwayne Allen	Director	March 5, 2025
Dwayne Allen

/s/ Venkat Bhamidipati	Director	March 5, 2025
Venkat Bhamidipati

/s/ W. Larry Cash	Director	March 5, 2025
W. Larry Cash

/s/ Kevin C. Clark	Director	March 5, 2025
Kevin C. Clark

/s/ Gale Fitzgerald	Director	March 5, 2025
Gale Fitzgerald

/s/ Janice E. Nevin, M.D., MPH	Director	March 5, 2025
Janice E. Nevin, M.D., MPH

/s/ Mark Perlberg	Director	March 5, 2025
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cross Country Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
March 5, 2025
We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$81,633	$17,094
Accounts receivable, net of allowances of $9,301 in 2024 and $20,547 in 2023	223,238	372,352
Income taxes receivable	10,389	8,620
Prepaid expenses	7,848	7,681
Insurance recovery receivable	9,255	9,097
Other current assets	2,637	2,031
Total current assets	335,000	416,875
Property and equipment, net	28,850	27,339
Operating lease right-of-use assets	2,468	2,599
Goodwill	135,060	135,430
Other intangible assets, net	42,186	54,468
Deferred tax assets	8,104	5,979
Insurance recovery receivable	20,928	25,714
Cloud computing	10,846	5,987
Other assets	5,809	6,673
Total assets	$589,251	$681,064

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$64,946	$92,822
Accrued compensation and benefits	47,646	52,297
Operating lease liabilities	2,089	2,604
Earnout liability	4,411	6,794
Other current liabilities	1,310	1,559
Total current liabilities	120,402	156,076
Operating lease liabilities	1,782	2,663
Accrued claims	34,425	34,853
Earnout liability	—	5,000
Uncertain tax positions	10,117	10,603
Other liabilities	3,566	4,218
Total liabilities	170,292	213,413

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 32,277,395 and 34,384,905 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	4
Additional paid-in capital	202,338	236,417
Accumulated other comprehensive loss	(1,441)	(1,385)
Retained earnings	218,059	232,615
Total stockholders' equity	418,959	467,651
Total liabilities and stockholders' equity	$589,251	$681,064

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022

Revenue from services	$1,344,004	$2,019,728	$2,803,381
Operating expenses:
Direct operating expenses	1,069,752	1,569,318	2,178,923
Selling, general and administrative expenses	233,377	300,332	324,209
Credit loss expense	21,432	14,562	9,609
Depreciation and amortization	18,200	18,347	12,576
Acquisition and integration-related costs	4,219	59	726
Restructuring costs	4,333	2,553	1,861
Legal and other losses	6,668	1,125	—
Impairment charges	2,888	719	5,597
Total operating expenses	1,360,869	1,907,015	2,533,501
(Loss) income from operations	(16,865)	112,713	269,880
Other expenses (income):
Interest expense	2,188	8,094	14,391
Loss on early extinguishment of debt	—	1,723	3,728
Interest income	(2,050)	(83)	(10)
Other (income) expense, net	(605)	85	(1,326)
(Loss) income before income taxes	(16,398)	102,894	253,097
Income tax (benefit) expense	(1,842)	30,263	67,115
Net (loss) income attributable to common stockholders	$(14,556)	$72,631	$185,982

Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income, net of tax	(56)	2	(94)
Comprehensive (loss) income	$(14,612)	$72,633	$185,888

Net (loss) income per share attributable to common stockholders - Basic	$(0.44)	$2.07	$5.02

Net (loss) income per share attributable to common stockholders - Diluted	$(0.44)	$2.05	$4.95

Weighted average common shares outstanding:
Basic	33,379	35,158	37,012
Diluted	33,379	35,476	37,536

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2021	37,024	$4	$321,552	$(1,293)	$(25,998)	$294,265
Vesting of restricted stock	499	—	(5,267)	—	—	(5,267)
Equity compensation	—	—	7,393	—	—	7,393
Stock repurchase and retirement	(1,365)	—	(35,285)	—	—	(35,285)
Foreign currency translation adjustment, net of taxes	—	—	—	(94)	—	(94)
Acquisitions	145	—	4,483	—	—	4,483
Net income	—	—	—	—	185,982	185,982
Balances at December 31, 2022	36,303	4	292,876	(1,387)	159,984	451,477
Vesting of restricted stock	426	—	(4,905)	—	—	(4,905)
Equity compensation	—	—	6,579	—	—	6,579
Stock repurchase and retirement	(2,344)	—	(57,654)	—	—	(57,654)
Stock repurchase excise tax	—	—	(479)	—	—	(479)
Foreign currency translation adjustment, net of taxes	—	—	—	2	—	2
Net income	—	—	—	—	72,631	72,631
Balances at December 31, 2023	34,385	4	236,417	(1,385)	232,615	467,651
Vesting of restricted stock	294	—	(2,960)	—	—	(2,960)
Equity compensation	—	—	6,025	—	—	6,025
Stock repurchase and retirement	(2,402)	(1)	(36,830)	—	—	(36,831)
Stock repurchase excise tax	—	—	(314)	—	—	(314)
Foreign currency translation adjustment, net of taxes	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(14,556)	(14,556)
Balances at December 31, 2024	32,277	$3	$202,338	$(1,441)	$218,059	$418,959

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Consolidated net (loss) income	$(14,556)	$72,631	$185,982
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,200	18,347	12,576
Provision for allowances	20,787	17,355	15,328
Deferred income tax (benefit) expense	(1,944)	1,304	5,110
Non-cash lease expense	992	1,111	1,850
Impairment charges	2,888	719	5,597
Loss on early extinguishment of debt	—	1,723	3,728
Equity compensation	6,025	6,579	7,393
Other non-cash costs	99	1,252	199
Changes in operating assets and liabilities:
Accounts receivable	128,327	251,427	(153,229)
Prepaid expenses and other assets	(4,990)	268	(6,915)
Income taxes	(2,278)	6,955	(20,908)
Accounts payable and accrued expenses	(29,753)	(126,611)	82,940
Operating lease liabilities	(2,791)	(4,371)	(4,962)
Other	(890)	(191)	(639)
Net cash provided by operating activities	120,116	248,498	134,050

Cash flows from investing activities
Acquisitions, net of cash acquired	—	—	(35,182)
Acquisition-related settlements	—	199	94
Purchases of property and equipment	(8,714)	(13,974)	(8,786)
Net cash used in investing activities	(8,714)	(13,775)	(43,874)

Cash flows from financing activities
Principal payments on term loan	—	(73,875)	(100,438)
Principal payments on note payable	—	—	(2,426)
Debt issuance costs	—	—	(3,237)
Borrowings under Senior Secured Asset-Based revolving credit facility	18,024	720,991	1,700,030
Repayments on Senior Secured Asset-Based revolving credit facility	(18,024)	(797,791)	(1,632,430)
Cash paid for shares withheld for taxes	(2,960)	(4,904)	(5,267)
Payment of contingent consideration	(6,579)	(7,500)	(7,500)
Stock repurchase and retirement	(37,310)	(57,654)	(35,285)
Other	—	(508)	(1,046)
Net cash used in financing activities	(46,849)	(221,241)	(87,599)

Effect of exchange rate changes on cash	(14)	8	(9)

Change in cash and cash equivalents	64,539	13,490	2,568
Cash and cash equivalents at beginning of year	17,094	3,604	1,036
Cash and cash equivalents at end of year	$81,633	$17,094	$3,604

Supplemental disclosure of cash flow information:
Interest paid	$1,373	$7,534	$12,859
Income taxes paid	$2,427	$21,986	$82,893

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

1. Organization and Basis of Presentation

Nature of Business

Cross Country Healthcare, Inc. (the Company) provides total talent management services, including strategic workforce solutions, contingent staffing, permanent placement, and consultative services for healthcare customers. The Company places highly qualified healthcare professionals in virtually every specialty and area of expertise. Its diverse customer base includes both clinical and nonclinical settings, servicing both public and private acute care hospitals, non-acute care hospitals, outpatient clinics, ambulatory-care centers, physician practice groups, rehabilitation facilities, Program of All-Inclusive Care for the Elderly (PACE) programs, urgent care centers, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, correctional facilities, government facilities, pharmacies, and many other healthcare providers.

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to the current year presentation. See the consolidated statements of operations and comprehensive (loss) income and Note 13 - Income Taxes.

Aya Healthcare

On December 3, 2024, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information (Second Request) from the U.S. Federal Trade Commission (FTC) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976 until 30 days after both the Company and Aya Healthcare substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company expects that the Aya Merger will close in the second half of 2025, subject to the satisfaction or waiver of the other customary closing conditions specified in the Merger Agreement. The Aya Merger was approved by the Company's stockholders at a special meeting held on February 28, 2025. Upon completion of the transaction, it is expected that the Company will become a private company and its common stock will no longer trade on Nasdaq. During the fourth quarter of 2024, the Company incurred $4.2 million in fees associated with the pending Aya Merger, which is included in acquisition and integration-related costs in the consolidated statement of operations and comprehensive (loss) income.

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
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)

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

Restatement of Prior Period Financial Statements

In connection with the preparation of the Company’s financial statements for the three and nine months ended September 30, 2024, the Company identified an accounting error related to Medical Staffing Network Healthcare, LLC, which the Company acquired on June 30, 2014. The error pertains to an elimination entry that was improperly recorded, which resulted in the overstatement of revenue and the understatement of subcontractor liabilities. It was determined that the impact of the error was inconsequential in 2023 and 2024, and primarily related to the fiscal years of 2020 through 2022, during which time the Company's business greatly accelerated as a result of the pandemic. This non-cash error did not affect client billings, payments to health care professionals, or payments to subcontractors.

Management assessed the materiality of the error, including the presentation in prior period consolidated financial statements, on a qualitative and quantitative basis in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in Accounting Standards Codification (ASC) Topic 250, Accounting Changes and Error Corrections. Based on this assessment, the Company concluded that the error and the related impacts did not result in a material misstatement of the previously issued consolidated financial statements as of and for the fiscal years ended December 31, 2021 through 2023. However, correcting the cumulative effect of the error in 2024 would have had a material effect on the results of operations for that period.

Therefore, the relevant prior periods’ financial statements and related footnotes have been corrected. Previously reported financial information for such an immaterial error will be corrected in future filings, as applicable.

The Company has provided a summary of the revisions to the impacted financial statement line items from the previously issued financial statements. See Note 19 - Immaterial Financial Restatement to Prior Period Financial Statements.

Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. Interest income on cash and cash equivalents was $2.0 million for the year ended December 31, 2024 and immaterial for the years ended December 31, 2023 and 2022, and is included in interest income in the consolidated statements of operations and comprehensive (loss) income.

Accounts Receivable, Allowances, and Concentration of Credit Risk

Accounts receivable potentially subject the Company to concentrations of credit risk. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for credit losses is established for losses expected to be incurred on accounts receivable balances. Accounts receivable are written off against the allowance for credit losses when the Company determines amounts are no longer collectible. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company bases its allowance for credit loss estimates on its historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse condition adjusted for current expectations for the customers or industry. Based on the information currently available, the Company also considered expectations of future economic conditions when estimating its allowance for credit losses.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2024	2023
Allowance for Credit Losses	(amounts in thousands)
Balance at January 1	$19,640	$13,058
Credit Loss Expense	1,290	4,908
Write-Offs, net of Recoveries	(1,555)	54
Balance at March 31	19,375	18,020
Credit Loss Expense	18,858	3,134
Write-Offs, net of Recoveries	(3,201)	(4,240)
Balance at June 30	35,032	16,914
Credit Loss Expense	1,512	2,355
Write-Offs, net of Recoveries	(1,942)	(1,394)
Balance at September 30	34,602	17,875
Credit Loss Expense	(228)	4,166
Write-Offs, net of Recoveries (a)	(25,533)	(2,401)
Balance at December 31	$8,841	$19,640
________________
(a) The 2024 write-off in the fourth quarter consists primarily of the receivables and credit loss allowances associated with the single MSP customer that filed for bankruptcy, as discussed below.

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments that may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of December 31, 2024 and December 31, 2023 was $0.5 million and $0.9 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company's customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company's revenue for the years ended December 31, 2024, 2023, and 2022, or the Company's accounts receivable balance as of December 31, 2024 and 2023. In 2023 there was an increase in credit loss expense primarily driven by a deterioration in the accounts receivable aging stemming from a single MSP customer. On May 6, 2024, the MSP customer filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company recorded an associated credit loss expense of $19.4 million during the quarter ended June 30, 2024.

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

Certain software development costs have been capitalized. Such costs include charges for consulting services and costs for Company personnel associated with programming, coding, and testing such software. Amortization of capitalized software costs is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive (loss) income and begins when the software is ready for use. See Note 6 - Property and Equipment.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)

Cloud Computing Arrangements

Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. In connection with the licensing of software products, the Company has entered into arrangements in which it does not take possession of the software; rather, the software application resides on the vendor's or a third-party's hardware, and the Company accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. Therefore, the cloud computing arrangement does not give rise to an intangible asset. Costs are capitalized in accordance with the Company’s policies for other capitalizable service costs. Amortization is calculated over the contractual term of the cloud computing arrangement and is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2024 and 2023, the Company had a current asset of $0.8 million and $0.5 million, respectively, included in prepaid expenses and a non-current asset of $10.8 million and $6.0 million, respectively, included in cloud computing in the consolidated balance sheets that have been capitalized in conjunction with implementations. Amortization of the cloud computing assets was $0.7 million, $0.5 million, and $0.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

Right-of-use assets are measured based on the corresponding lease liability adjusted for: (i) payments made to the lessor at or before the commencement date; (ii) initial direct costs; and (iii) tenant incentives under the lease. Rent expense commences when the lessor makes the underlying asset available to the Company. Lease liabilities are measured based on the present value of the total lease payments not yet paid discounted based on its incremental borrowing rate, as the rate implicit in the lease is not determinable. The Company estimates its incremental borrowing rate based on an analysis of publicly-traded debt securities of companies with credit and financial profiles similar to its own. The variable portion of the lease payments is not included in the right-of-use assets or lease liabilities. Rather, variable payments, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense in the consolidated statements of operations and comprehensive (loss) income. Rent expense for operating lease payments is recognized on a straight-line basis over the lease term. The Company does not assume renewals or early terminations unless it is reasonably certain to exercise these options at commencement. The Company has elected the practical expedient to not separate non-lease components from the lease components to which they relate, and instead account for each as a single lease component, for all of its underlying asset classes. Accordingly, all expenses associated with a lease contract are accounted for as lease expenses.
The Company leases apartments for eligible field employees under short-term agreements (typically three to six months), which generally coincide with each employee’s staffing contract. Costs relating to these leases are included in direct operating expenses in the consolidated statements of operations and comprehensive (loss) income.
Business Combinations
Historically, business combinations have been accounted for at fair value using the acquisition method of accounting. Effective January 1, 2023, the Company accounts for business combinations in accordance with updated Business Combinations Topic 805. Contract assets and contract liabilities acquired in a business combination are recognized in accordance with Revenue from Contracts with Customers Topic 606. At the acquisition date, related revenue contracts with customers are accounted for as if the Company had originated the contracts. The acquired contract assets and liabilities are recognized and measured consistent with how they were recognized and measured in the acquiree's financial statements, if those financial statements were prepared in accordance with U.S. GAAP. Contract assets and contract liabilities from other contracts to which Topic 606 applies are similarly recognized and measured. In circumstances where it is unable to assess whether the financial statements were prepared in accordance with U.S. GAAP, the Company considers contract terms and specifications to determine what should be recorded at the acquisition date. Other assets or liabilities that arise from revenue contracts with customers in accordance with Topic 606 are accounted for at fair value.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)

The associated acquisition costs are expensed as incurred and recorded as acquisition and integration-related costs. Restructuring costs associated with a business combination are expensed. The results of the acquired businesses' operations are included in the consolidated statements of operations and comprehensive (loss) income of the combined entity beginning on the date of acquisition. See Note 4 - Acquisitions.

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
Any related impairment losses are recognized in earnings and included in the caption impairment charges in the consolidated statements of operations and comprehensive (loss) income. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.
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
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)

Sales and Other State Non-Income Tax Liabilities

The Company's sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other state non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, some subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses on its consolidated statements of operations and comprehensive (loss) income and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.
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

Under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2024 and 2023 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as accrued claims, and the short-term and long-term receivable portion as insurance recovery receivable - current and insurance recovery receivable - non-current, respectively. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2024 and 2023, the Company had outstanding approximately $14.7 million and $13.5 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

Currently, the Company has claims-made primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. The Company has a claims-made professional liability policy for its physicians and advanced practitioners. At December 31, 2024 and 2023, the Company had outstanding $0.3 million of standby letters of credit as collateral to secure reimbursement of expenses under the existing plan.

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
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2024 and 2023 the Company's estimate of amounts that had been worked but had not been billed totaled $60.4 million and $89.9 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross Versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of its consolidated revenue for the years ended December 31, 2024, 2023, and 2022. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services. The Company does not, in the ordinary course of business, offer warranties or refunds.

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

When its healthcare professional is staffed, the Company determined that it acts as a principal in the arrangement, as it is considered the employer of record. Accordingly, revenue is reported on a gross basis in the consolidated statements of operations and comprehensive (loss) income.

Alternatively, the Company determined that it acts as an agent in the arrangement when a subcontracted healthcare professional is staffed, as the Company does not control the services before they are transferred to the customer. Accordingly, revenue is reported on a net basis in the consolidated statements of operations and comprehensive (loss) income. The customer is invoiced for the hours worked by the subcontracted healthcare professional multiplied by the hourly bill rate. A subcontractor liability is recognized as a reduction of revenue, net of an administrative fee, and is generally payable after the Company has received payment from its customer. The Company’s administrative fee is calculated as a percentage of the customer’s invoice and is recognized over time as the services are rendered by the subcontracted healthcare professional. The Company does not collect or recognize an upfront placement fee.
Physician Staffing
The Physician Staffing business has contracts with its healthcare customers to provide temporary staffing services. The Company uses independent contractors for these services. The Company determined that it acts as a principal in these arrangements and, therefore, revenue is reported on a gross basis in the consolidated statements of operations and comprehensive (loss) income.

See Note 3 - Revenue Recognition for the Company’s revenues disaggregated by revenue source. Sales and usage-based taxes are excluded from revenue.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)
Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. There were no contract assets or material contract liabilities as of December 31, 2024 and 2023.

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

Share-Based Compensation

For the years ended December 31, 2024, 2023, and 2022, the Company granted performance-based stock awards and restricted stock for a fixed number of common shares to employees. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

The Company granted performance-based stock awards to certain key personnel pursuant to its 2014 Omnibus Incentive Plan, amended and restated on May 23, 2017 (2017 Plan), replaced by the 2020 Omnibus Incentive Plan, effective for awards granted after May 19, 2020, and the 2024 Omnibus Incentive Plan, effective for awards granted after May 14, 2024, as described in Note 14 - Stockholders' Equity. Pursuant to the plans, the number of target shares that vest are determined based on the level of attainment of the targets. If a minimum level of performance is attained for the awards, restricted stock is issued based on the level of attainment. The Company recognizes performance-based restricted stock as compensation expense based on the most likely probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income, and totaled $6.0 million, $6.6 million, and $7.4 million during the years ended December 31, 2024, 2023, and 2022, respectively. See Note 14 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists of programmatic advertising, display, search, internet, social media, video, and promotional aids and materials. Advertising costs are expensed as incurred and totaled $8.5 million, $11.5 million, and $16.1 million for the years ended December 31, 2024, 2023, and 2022, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions. As a result, restructuring costs on the consolidated statements of operations and comprehensive (loss) income primarily include employee termination costs and lease-related exit costs.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)
Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Year Ended December 31,
	2024		2023		2022
	(amounts in thousands)
	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs
Balance at beginning of period	$895	$1,184	$799	$2,196	$160	$2,423
Charged to restructuring	2,519	525	2,491	62	792	765
Payments and adjustments	(3,314)	(921)	(2,395)	(1,074)	(153)	(992)
Balance at end of period	$100	$788	$895	$1,184	$799	$2,196

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

Comprehensive (Loss) Income

Total comprehensive (loss) income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying consolidated statements of operations and comprehensive (loss) income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was an unrealized loss of $1.5 million at December 31, 2024 and 2023.

The income tax impact related to components of other comprehensive (loss) income for the years ended December 31, 2024, 2023 and 2022 is included in unrealized foreign currency translation (loss) income, net of tax in the consolidated statements of operations and comprehensive (loss) income.

Fair Value Measurements

Financial Accounting Standards Board (FASB) guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Company’s financial assets and liabilities required to be measured at fair value on a recurring basis were its: (i) deferred compensation asset and (ii) deferred compensation liability as of December 31, 2024. See Note 10 - Fair Value Measurements.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

2. Summary of Significant Accounting Policies (continued)
Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income available to common stockholders (numerator) by the weighted average number of vested unrestricted common shares outstanding during the period (denominator). Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock appreciation rights and options and unvested restricted stock, as calculated utilizing the treasury stock method. See Note 15 - Earnings Per Share.

Recently Adopted Accounting Pronouncements

On November 27, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and requires certain disclosures related to the chief operating decision maker. The Company adopted this standard for its fiscal year ended December 31, 2024, and applied the guidance retrospectively to all prior periods presented in the financial statements. This standard only expanded the Company's disclosures with no impact to results of operations, cash flows, and financial condition. See Note 17 - Segment Data.

Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve decision usefulness of business entities’ income statements through the disaggregation of certain expense captions, such as employee compensation, depreciation, and intangible asset amortization, with required disclosure in a single note to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments in this Update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update, or (2) retrospectively to any or all prior periods presented in the financial statements. In January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of the guidance for non-calendar-year end entities, stating that entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company expects to adopt this standard for its annual report for the fiscal year ending December 31, 2027. The Company expects this ASU to only impact its disclosures with no impacts to results of operations, cash flows, and financial condition.

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require that all entities disclose, on an annual basis, disaggregated information regarding income taxes paid and income tax expense. This guidance is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, but retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company expects to adopt this standard for its annual report for the fiscal year ending December 31, 2025. The Company expects this ASU to only impact its disclosures with no impacts to results of operations, cash flows, and financial condition.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
3. Revenue Recognition
The Company's revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. See Note 2 - Summary of Significant Accounting Policies.

	Year Ended December 31, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,113,725	$188,629	$1,302,354
Other Services	31,694	9,956	41,650
Total	$1,145,419	$198,585	$1,344,004

	Year Ended December 31, 2023
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$1,794,489	$169,077	$1,963,566
Other Services	46,939	9,223	56,162
Total	$1,841,428	$178,300	$2,019,728

	Year Ended December 31, 2022
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$2,625,860	$101,440	$2,727,300
Other Services	71,295	4,786	76,081
Total	$2,697,155	$106,226	$2,803,381
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
DECEMBER 31, 2024

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

The sellers were eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint's revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. In the fourth quarter of 2023, the Company performed a calculation for the first measurement period, resulting in the achievement of a $4.9 million earnout, which was paid in the first quarter of 2024. During the fourth quarter of 2024, the Company performed a calculation for the second measurement period, resulting in the achievement of a $4.4 million earnout. This remaining liability was paid in the first quarter of 2025. See Note 10 - Fair Value Measurements.

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

The sellers were eligible to receive an earnout based on the business’ performance through three years after the acquisition date that could provide up to an additional $15.0 million in cash. In the third quarter of 2022, the Company determined that the contingent consideration earnout was achieved for the 2021 through 2022 period and, as a result, the Company made a

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

4. Acquisitions (continued)

$7.5 million earnout payment. In the third quarter of 2023, the Company determined that the contingent consideration earnout was achieved for the 2022 through 2023 period and, as a result, the Company made the final $7.5 million earnout payment.

Acquisition-related costs

Other than the fees associated with the pending acquisition of the Company as discussed on Note 1 - Organization and Basis of Presentation, the Company recorded an immaterial amount of acquisition-related costs associated with the Company's acquisitions for the years ended December 31, 2024, 2023, and 2022.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$36,530	$21,945	$14,585	$45,930	$24,971	$20,959
Customer relationships	52,538	30,837	21,701	52,538	26,286	26,252
Trade names	—	—	—	900	548	352
Software	—	—	—	1,700	695	1,005
Other intangible assets, net	$89,068	$52,782	$36,286	$101,068	$52,500	$48,568
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

During 2024, fully amortized intangible assets of $6.5 million related to databases and $0.9 million related to trade names, along with the related accumulated amortization, were removed from the table above.
As of December 31, 2024, estimated annual amortization expense was as follows:

Years Ending December 31:	(amounts in thousands)
2025	$8,651
2026	7,482
2027	6,191
2028	4,791
2029	4,107
Thereafter	5,064
$36,286

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2023
Aggregate goodwill acquired	$382,381	$63,521	$445,902
Accumulated impairment loss	(269,874)	(40,598)	(310,472)
Goodwill, net of impairment loss	112,507	22,923	135,430

Changes to aggregate goodwill in 2024
Impairment charges (a)	(370)	—	(370)

Balances as of December 31, 2024
Aggregate goodwill acquired	382,381	63,521	445,902
Accumulated impairment loss	(270,244)	(40,598)	(310,842)
Goodwill, net of impairment loss	$112,137	$22,923	$135,060
________________

(a) Represents the write-off of the relative fair value of the goodwill associated with Selected.

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

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2024 and 2023, and determined that the estimated fair value of its reporting units and its indefinite-lived trade name exceeded their respective carrying values. Although management believes that the Company’s current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of December 31, 2024 will prove to be accurate predictions of future performance.

At the end of December 2024, the Company discontinued use of the Selected software and associated business. Selected was an asset acquisition completed in December of 2021. As a result, at the end of the fourth quarter of 2024, the Company wrote off goodwill of $0.4 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of December 31, 2024, the Company wrote off the database and software intangible assets associated with Selected, and recorded impairment charges of $1.8 million. The Company wrote off certain IT projects and recorded immaterial impairment charges during the year ended December 31, 2023, and impairment charges of $1.9 million during the year ended December 31, 2022.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

6. Property and Equipment

The Company’s property and equipment consists of the following:

		December 31,
	Useful Lives	2024	2023
		(amounts in thousands)
Computer equipment	3-5 years	$3,008	$5,236
Computer software	1-10 years	42,714	34,531
Office equipment	5-7 years	282	467
Furniture and fixtures	7 years	632	703
Construction in progress	(a)	1,131	998
Leasehold improvements	(b)	368	1,212
		48,135	43,147
Less accumulated depreciation and amortization		(19,285)	(15,808)
		$28,850	$27,339
_______________

(a) Primarily related to software development.
(b) See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

7. Balance Sheet Details

	December 31,
	2024	2023
	(amounts in thousands)
Insurance recovery receivable - current:
Health	$1,178	$886
Workers’ compensation	2,798	2,687
Professional liability	5,279	5,524
	$9,255	$9,097
Insurance recovery receivable - non-current:
Workers’ compensation	$8,161	$8,037
Professional liability	12,767	17,677
	$20,928	$25,714
Other assets:
Security deposits	$1,063	$720
Deferred compensation	2,889	3,298
Net debt issuance costs	1,807	2,623
Post employment benefit	50	32
	$5,809	$6,673
Accounts payable and accrued expenses:
Trade accounts payable	$5,744	$3,040
Subcontractor payable	37,790	73,836
Accrued expenses	21,412	15,946
	$64,946	$92,822
Accrued compensation and benefits:
Salaries and payroll taxes	$24,606	$27,042
Bonuses and commissions	2,615	2,893
Workers’ compensation	8,383	8,476
Professional liability	6,121	6,252
Health care	4,768	6,550
Vacation	1,153	1,084
	$47,646	$52,297
Accrued claims:
Workers’ compensation	$15,355	$14,798
Professional liability	19,070	20,055
	$34,425	$34,853
Other liabilities:
Restructuring	$74	$474
Deferred taxes	566	401
Deferred compensation	2,926	3,343
	$3,566	$4,218

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

8. Debt

The Company's debt consists of the following:

	December 31, 2024		December 31, 2023
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 6.31% and 6.99% at December 31, 2024 and 2023, respectively	$—	$(1,807)	$—	$(2,623)
Debt	$—	$(1,807)	$—	$(2,623)

As of December 31, 2024 and 2023, there was no debt outstanding on the consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the consolidated balance sheets.

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

Any prepayment premiums and write-off of debt issuance costs were included as loss on early extinguishment of debt in the consolidated statements of operations and comprehensive (loss) income.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

8. Debt (continued)
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

The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At December 31, 2024, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $146.9 million, with $132.0 million of availability net of $14.9 million of letters of credit outstanding related to workers' compensation and professional liability policies.

As of December 31, 2024, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended December 31, 2024, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to customary exceptions.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

During the years ended December 31, 2024, 2023, and 2022, the Company reduced or fully vacated leased office space in certain offices, which resulted in a right-of-use asset impairment charge of $2.8 million for the year ended December 31, 2022, and an immaterial right-of-use asset impairment charge for the years ended December 31, 2024 and 2023. The fair value of the right-of-use assets was based on the estimated sublease income for the space taking into consideration the time period it will take to obtain a subtenant, the applicable discount rate, and the sublease rate. For the years ended December 31, 2024, 2023, and 2022, the Company wrote off an immaterial amount of leasehold improvements and other property and equipment related to these locations. The measurement of the right-of-use asset impairments, using the assumptions described, is a Level 3 fair value measurement. See Note 10 - Fair Value Measurements for a description of Level 3 inputs.

The table below presents the lease-related assets and liabilities included on the consolidated balance sheets:

Classification on Consolidated Balance Sheets:	December 31, 2024	December 31, 2023
	(amounts in thousands)
Operating lease right-of-use assets	$2,468	$2,599
Operating lease liabilities - current	$2,089	$2,604
Operating lease liabilities - non-current	$1,782	$2,663

	December 31, 2024	December 31, 2023
Weighted average remaining lease term	2.6 years	2.2 years
Weighted average discount rate	7.05%	6.36%

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

9. Leases (continued)

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the consolidated balance sheets as of December 31, 2024:

Years Ending December 31:	(amounts in thousands)
2025	$2,289
2026	728
2027	602
2028	522
2029	136
Total minimum lease payments	4,277
Less: amount of lease payments representing interest	(406)
Present value of future minimum lease payments	3,871
Less: operating lease liabilities - current	(2,089)
Operating lease liabilities - non-current	$1,782

Other Information

The table below provides information regarding supplemental cash flows:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$3,212	$4,859	$5,753
Right-of-use assets acquired under operating lease	$1,433	$1,040	$473

The components of lease expense are as follows:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Amounts Included in Consolidated Statements of Operations and Comprehensive (Loss) Income:
Operating lease expense	$1,317	$1,681	$2,550
Short-term lease expense	$1,439	$3,209	$5,114
Variable and other lease costs	$851	$724	$2,195

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the consolidated statements of operations and comprehensive (loss) income, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material. Variable and other lease costs for the year ended December 31, 2022 include a benefit associated with the early termination of a lease for one of the Company's corporate offices which was previously restructured.

As of December 31, 2024, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	December 31, 2024	December 31, 2023
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,889	$3,298
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,926	$3,343

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The years ended December 31, 2024, 2023, and 2022 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated during those years. The year ended December 31, 2024 also included the write-off of goodwill and intangible assets associated with the impairment of the previous asset acquisition Selected. During the years ended December 31, 2023 and 2022, certain IT projects were written off, resulting in an impairment of the related IT assets. Accordingly, as of December 31, 2024, 2023, and 2022, these assets were recorded at fair value using

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

10. Fair Value Measurements (continued)
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

(i) Potential earnout payments related to the Mint acquisition are contingent upon meeting certain performance requirements based on 2022 through 2024 performance. On a quarterly basis, the Company performs an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. In the fourth quarter of 2023, the Company performed the earnout calculation for the first measurement period, resulting in an earnout of $4.9 million, which was paid in the first quarter of 2024. During the fourth quarter of 2024, the Company performed a calculation for the second measurement period, resulting in the achievement of a $4.4 million earnout, included in the current portion of earnout liability on the consolidated balance sheets. This remaining liability was paid in the first quarter of 2025. The carrying amount of the earnout liability approximates fair value. See Note 4 - Acquisitions.
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

Contributions by the Company, net of forfeitures, under this plan were $1.5 million for the year ended December 31, 2024 and $2.6 million for the years ended December 31, 2023 and 2022. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company maintains a 2003 Deferred Compensation Plan, which was frozen effective December 31, 2017, and a 2017 Nonqualified Deferred Compensation Plan, each a non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (Code). Under the deferred compensation plans, certain designated key employees may elect to defer the receipt of a portion of their annual base salary, bonus and commission to the deferred compensation plans. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment, or death during employment. Under certain circumstances described in the deferred compensation plans, participants may receive distributions during employment. In connection with the deferred compensation plans, the Company elected to invest in amounts consistent with the participants' choices of allocations to funds. Participants of the deferred compensation plans are the Company’s unsecured general creditors with respect to the deferred

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

11. Employee Benefits Plans (continued)

compensation plan benefits. The liability for the deferred compensation is included in other long-term liabilities in the consolidated balance sheets and was $2.9 million and $3.3 million at December 31, 2024 and 2023, respectively.

12. Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company’s current assessments, including available insurance recoveries, which would impact the Company’s profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company’s financial results. During the year ended December 31, 2024, the Company recorded approximately $4.7 million of legal settlement charges related to the resolution of several class action lawsuits, which is included in legal and other losses on its consolidated statements of operations and comprehensive (loss) income. In addition, the Company recorded $3.6 million of estimated costs, partially offset by a recovery of $1.8 million, related to a previously unrecoverable asset. The Company believes that the outcome of any outstanding loss contingencies as of December 31, 2024 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company operates in all 50 states and numerous local jurisdictions, some of which assess sales and other state non-income taxes on our services. In the past, it has been subject to routine audits by authorities in the jurisdictions which have resulted in assessments of additional taxes, interest and penalties. The Company accrues sales and other state non-income tax liabilities based on its best estimate of the probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s services offered, subjectivity exists as to both whether sales and other state non-income taxes can be assessed. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states and local jurisdictions are materially accurate. The expense is included in selling, general and administrative expenses in its consolidated statements of operations and comprehensive (loss) income and the liability is reflected in sales tax payable within other current liabilities in the consolidated balance sheets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

13. Income Taxes

The components of the Company's (loss) income before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
United States	$(17,435)	$102,200	$252,433
Foreign	1,037	694	664
(Loss) income before income taxes	$(16,398)	$102,894	$253,097

 The components of the Company’s income tax (benefit) expense are as follows:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Current:
Federal	$(104)	$19,871	$48,017
State	(75)	8,940	13,769
Foreign	281	148	219
Total	102	28,959	62,005
Deferred:
Federal	(2,004)	554	387
State	(105)	596	4,667
Foreign	165	154	56
Total	(1,944)	1,304	5,110
Income tax (benefit) expense	$(1,842)	$30,263	$67,115

Deferred income taxes reflect the Company's net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

13. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$432	$912
Allowance for credit losses	2,379	5,321
Intangible assets	7,784	7,072
Net operating loss carryforwards	6,571	1,080
Accrued professional liability	1,907	851
Accrued workers’ compensation	3,215	3,097
Share-based compensation	918	1,197
Operating lease liabilities	659	1,319
Depreciation	203	—
Credit carryforwards	170	—
Other	1,127	1,016
Gross deferred tax assets	25,365	21,865
Valuation allowance	(178)	(2)
	25,187	21,863
Deferred Tax Liabilities:
Depreciation	—	(967)
Indefinite-lived intangibles	(16,763)	(14,296)
Operating lease right-of-use assets	(320)	(620)
Tax on unrepatriated earnings	(565)	(401)
	(17,648)	(16,284)
Net deferred taxes	$7,539	$5,579

As of December 31, 2024 and 2023, the Company had immaterial valuation allowances on its deferred tax assets.

As of December 31, 2024, the Company had approximately $25.8 million of federal net operating loss carryforwards, $43.6 million of state net operating loss carryforwards, and an immaterial amount of foreign net operating loss carryforwards. The net operating losses (NOLs) expire as follows: state between 2026 and 2041 and foreign between 2025 and 2028. As a result of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), the federal NOL and certain state NOLs generated in 2024, 2020, 2019, and 2018 carry forward indefinitely.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

13. Income Taxes (Continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Tax at U.S. statutory rate	$(3,444)	$21,608	$53,150
State taxes, net of federal benefit	(653)	6,834	15,352
Non-deductible items(a)	588	573	179
Foreign tax expense	228	155	136
Valuation allowances	—	1	1
Uncertain tax positions	867	2,771	(1,694)
Officers' compensation	313	(275)	404
Tax credits	(170)	(441)	—
Return to provision	465	(482)	(169)
Other	(36)	(481)	(244)
Income tax (benefit) expense	$(1,842)	$30,263	$67,115
________________

(a) Includes non-deductible meals and incidentals and other miscellaneous non-deductible items.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Balance at January 1	$10,377	$7,581	$9,179
Additions based on tax positions related to the current year	1,336	2,737	349
Additions (reductions) based on tax positions related to prior years	(851)	59	(1,947)
Balance at December 31	$10,862	$10,377	$7,581

There were no short-term unrecognized tax benefits as of December 31, 2024 and 2023. Long-term unrecognized tax benefits are included in uncertain tax positions in the consolidated balance sheets and were $10.1 million and $10.6 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $10.7 million and $10.0 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2024, 2023, and 2022, interest and penalties, and accruals for the payment of interest and penalties, were immaterial. Tax years 2012 through 2024 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward if such carryforward would offset the disallowance of the tax position. As a result of the Company’s generation of a net operating loss, the Company reclassified $1.3 million of unrecognized tax benefits from long-term liabilities to deferred tax assets in the year ended December 31, 2024. As a result of the Company’s utilization of its federal net operating loss carryforward and a material amount of state net operating loss carryforwards, the Company reclassified $0.4 million of unrecognized tax benefits from deferred tax assets to long-term liabilities in the year ended December 31, 2022.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024
14. Stockholders’ Equity

Stock Repurchase Program

On August 16, 2022, the Company’s Board of Directors authorized a new stock repurchase program (the New Repurchase Program), whereby the Company could repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The Company was also authorized to continue to repurchase any remaining shares available for repurchase under the Company’s previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (the Prior Repurchase Program). Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, the Company commenced repurchases under the New Repurchase Program during the third quarter of 2022.
On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases under the New Repurchase Program was set at $100.0 million (Repurchase Program). The shares can be repurchased from time-to-time in the open market or in privately negotiated transactions. The Repurchase Program does not obligate the Company to repurchase any particular number of shares of common stock and may be discontinued by the Board of Directors at any time. Decisions regarding the amount and the timing of repurchases under the Repurchase Program will be subject to the Company’s available liquidity and cash on hand, applicable legal requirements, the terms of the Company’s Loan Agreement, general market conditions, and other factors.
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
During the years ended December 31, 2024, 2023, and 2022, the Company repurchased and retired the following shares of common stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased
Years Ending December 31:	(dollar value in thousands, except per share data)
2024	2,401,924	$15.31	$36,783
2023	2,343,583	$24.58	$57,607
2022	1,364,815	$25.83	$35,257
As of December 31, 2024, the Company had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company's Loan Agreement. As of December 31, 2024, the Company had 32,277,395 unrestricted shares of common stock outstanding. The Company may repurchase up to an aggregate amount not to exceed $5.0 million pursuant to its Loan Agreement, in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in the agreement. In 2024, the conditions were met to repurchase an unlimited number of shares.
Share-Based Payments
On May 19, 2020, the Company’s stockholders approved the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan), which replaced the 2017 Plan, and applies to awards granted after May 19, 2020. The remaining shares available for grant under the 2017 Plan were cancelled and no further awards were granted under that plan. The 2020 Plan generally mirrors the terms of the 2017 Plan and includes the following provisions: (i) an aggregate share reserve of 3,000,000 shares; (2) annual dollar and share limits of awards granted to employees and consultants, as well as non-employee directors, based on type of award; (3) awards granted generally will be subject to a minimum one-year vesting schedule; and (4) awards may be granted under the 2020 Plan until March 24, 2030.

On May 14, 2024, the Company's stockholders approved the Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan (2024 Plan). The 2024 Plan was adopted principally to serve as a successor plan to the 2020 Plan and to increase the number of

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

14. Stockholders’ Equity (continued)
shares of Company common stock reserved for equity-based awards to 2,400,000 shares (in addition to the share reserve amount that remained available under the 2020 Plan immediately prior to the adoption of the 2024 Plan and other eligible returning shares). No awards may be granted under the 2024 Plan after May 13, 2034.

The Company’s 2020 Plan and 2024 Plan (Plans) provide for the issuance of stock options, stock appreciation rights, restricted stock, performance shares, and performance-based cash awards that may be granted with the intent to comply with the “performance-based compensation” exception under Section 162(m) of the Code, and other stock-based awards, all as defined by the Plans, to eligible employees, consultants, non-employee directors, and key advisors of the Company and its subsidiaries. The Plans include Section 162(m) performance goals so that certain incentive awards granted to certain executive officers of the Company may qualify as exempt performance-based compensation. However, Section 162(m) of the Code updated in conjunction with the 2017 Tax Act in November 2018 limits a publicly-held corporation’s federal tax deduction for compensation paid to “covered employees” to $1.0 million per year, for non-performance and performance shares.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the Plans for the year ended December 31, 2024:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2024	547,534	$20.42	417,197	$18.75
Granted	375,377	$18.05	170,880	$18.67
Vested	(309,847)	$19.06	(145,908)	$12.71
Forfeited	(74,475)	$20.55	(32,471)	$21.11
Unvested restricted stock awards, December 31, 2024	538,589	$19.53	409,698	$20.68

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

On March 31, 2024, 2023, and 2022, the Company awarded performance stock totaling 169,447, 160,782, and 126,576 shares, respectively. The Company awarded an additional 16,921 shares of performance stock in the second quarter of 2022. If the minimum level of performance is attained for the 2024, 2023, and 2022 awards, restricted stock will be issued with a vesting date of the third anniversary of such grant date. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2024, the Company's Compensation Committee of the Board of Directors approved a 101% level of attainment for the 2021 performance-based share awards, resulting in the issuance of 145,908 performance shares that vested on March 31, 2024.

As of December 31, 2024, the Company had approximately $6.3 million of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.61 years. The fair value of shares vested was approximately $5.6 million, $9.3 million, and $12.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

14. Stockholders’ Equity (continued)
As of December 31, 2024, the Company had approximately $0.2 million of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.38 years, the remaining service period. The fair value of shares vested was approximately $2.7 million, $5.3 million, and $3.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

15. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic and Diluted	$(14,556)	$72,631	$185,982

Denominator:
Weighted average common shares - Basic	33,379	35,158	37,012
Effective of diluted shares:
Share-based awards	—	318	524
Weighted average common shares - Diluted[a]	33,379	35,476	37,536

Net (loss) income per share attributable to common stockholders - Basic	$(0.44)	$2.07	$5.02

Net (loss) income per share attributable to common stockholders - Diluted	$(0.44)	$2.05	$4.95

(a) For the year ended December 31, 2024, the effect of diluted shares was not included in the weighted average share calculation due to the Company's net operating loss position.

The following table represents the share-based awards that could potentially dilute net (loss) income per share attributable to common stockholders in the future that were not included in the computation of diluted net (loss) income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2024	2023	2022
	(amounts in thousands)
Share-based awards	339	2	55

16. Related Party Transactions

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to a certain member of the Company's Board of Directors, who is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Audit Committee of the Company's Board of Directors through the Company's related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. In 2024, 2023, and 2022, the Company incurred an immaterial amount in expenses. The Company had an immaterial payable balance at December 31, 2024 and 2023.

The Company provides services to entities that are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $4.9 million, $1.2 million, and $1.8 million, respectively, for the years ended December 31, 2024, 2023 and 2022. Accounts receivable due from these entities was an immaterial amount at December 31, 2024 and 2023.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

16. Related Party Transactions (continued)

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG's headquarters. The Chief Executive Officer and Founder of WSG, who is currently a business unit president with the Company, was an agent of the lessor. The lease for WSG's headquarters was terminated at the end of the first quarter of 2023. The Company paid an immaterial amount in rent expense for these premises for the years ended December 31, 2023 and 2022, and had no payable balance at December 31, 2023.

17. Segment Data

The Company has two operating and reportable segments, Nurse and Allied Staffing and Physician Staffing, which align with its management structure and reflect how the operating results are regularly reviewed by the Chief Executive Officer, who the Company has determined to be its Chief Operating Decision Maker (CODM). The Company’s segments offer services to its customers as described below:

•Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel nurse and allied professionals, per diem, and healthcare leaders within nursing, allied, human resources, and finance, MSP services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company's SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services. Its customers include: public and private acute-care hospitals, non-acute care hospitals, government facilities, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, Programs of All-Inclusive Care for the Elderly (PACE) programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

Revenue, and the profit and loss measure of contribution income, are reported to the CODM by each of the operating segments to assess performance. Contribution income is the profit and loss measure used by the CODM to allocate operating and capital resources to each segment. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related (benefits) costs, restructuring (benefits) costs, legal and other losses, impairment charges, and corporate overhead. Management believes that its measure of contribution income is most consistent with that used to measure the corresponding amounts on its consolidated financial statements.

The information in the following tables is derived from the segments’ internal financial information as used for corporate management purposes. Certain corporate expenses are not allocated to and/or among the operating segments. Those include corporate overhead and the remaining line items below contribution income in the consolidated column in the tables below, and are presented to the CODM on a consolidated basis only.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

17. Segment Data (continued)
Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Year Ended December 31, 2024
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$1,145,419	$198,585	$1,344,004
Direct operating expenses	911,566	158,186

Employee compensation	100,038	20,436
Benefits	9,054	2,797
Marketing	7,695	713
Credit loss expense (income)	21,479	(47)
Divisional corporate G&A	15,905	382
Other segment items(a)	7,081	769
Contribution Income	$72,601	$15,349	$87,950

Reconciliation of profit or loss:
Corporate overhead(b)			68,507
Depreciation and amortization			18,200
Acquisition and integration-related costs			4,219
Restructuring costs			4,333
Legal and other losses			6,668
Impairment charges			2,888
Interest expense			2,188
Interest income			(2,050)
Other income, net			(605)
Loss before income taxes			$(16,398)
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses.
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

17. Segment Data (continued)
Information on reportable segments and a reconciliation to income before income taxes for the period indicated are as follows:

	Year Ended December 31, 2023
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$1,841,428	$178,300	$2,019,728
Direct operating expenses	1,430,128	139,190

Employee compensation	144,471	23,207
Benefits	15,704	2,353
Marketing	10,452	852
Credit loss expense	13,587	975
Divisional corporate G&A	21,550	505
Other segment items(a)	8,759	1,430
Contribution Income	$196,777	$9,788	$206,565

Reconciliation of profit or loss:
Corporate overhead(b)			71,049
Depreciation and amortization			18,347
Acquisition and integration-related costs			59
Restructuring costs			2,553
Legal and other losses			1,125
Impairment charges			719
Interest expense			8,094
Loss on early extinguishment of debt			1,723
Interest income			(83)
Other expense, net			85
Income before income taxes			$102,894
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses.
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

17. Segment Data (continued)
Information on reportable segments and a reconciliation to income before income taxes for the period indicated are as follows:

	Year Ended December 31, 2022
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$2,697,155	$106,226	$2,803,381
Direct operating expenses	2,098,219	80,704

Employee compensation	171,057	15,740
Benefits	13,983	1,341
Marketing	14,518	821
Credit loss expense	9,340	269
Divisional corporate G&A	26,622	844
Other segment items(a)	11,197	999
Contribution Income	$352,219	$5,508	$357,727

Reconciliation of profit or loss:
Corporate overhead(b)			67,087
Depreciation and amortization			12,576
Acquisition and integration-related costs			726
Restructuring costs			1,861
Impairment charges			5,597
Interest expense			14,391
Loss on early extinguishment of debt			3,728
Interest income			(10)
Other income, net			(1,326)
Income before income taxes			$253,097
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses.
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

17. Segment Data (continued)
Revenue is based on services provided. In 2024, 2023, and 2022, revenue was generated primarily in the U.S., and all of the Company’s long-lived assets were located in the U.S. and India. The Company provides its staffing services and workforce solutions in all 50 states. The India location is a cost center with no revenues and an immaterial amount of long-lived assets. The Company had no intersegment revenues between reportable segments for the years ended December 31, 2024, 2023, and 2022.

The Company does not evaluate, manage, or measure performance of segments using asset information; accordingly, total asset information by segment is not prepared or disclosed.

The accounting policies of the segments are the same as those described in Note 2 – Summary of Significant Accounting Policies, which also provides information about major customers.

See the tables in Note 3 - Revenue Recognition, which present segment revenues by services.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

18. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations and comprehensive income (loss) information for each quarter of 2024 and 2023. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024	(amounts in thousands, except per share data)
Revenue from services	$379,174	$339,771	$315,119	$309,940
Gross profit(a)	77,297	70,805	64,158	61,992
Net income (loss) attributable to common stockholders	2,692	(16,050)	2,555	(3,753)
Net income (loss) per share attributable to common stockholders - Basic(b)	$0.08	$(0.47)	$0.08	$(0.12)
Net income (loss) per share attributable to common stockholders - Diluted(b)	$0.08	$(0.47)	$0.08	$(0.12)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023	(amounts in thousands, except per share data)
Revenue from services	$622,707	$540,695	$442,291	$414,035
Gross profit(a)	139,423	123,139	97,359	90,489
Net income attributable to common stockholders	29,436	21,345	12,812	9,038
Net income per share attributable to common stockholders - Basic(b)	$0.82	$0.60	$0.37	$0.26
Net income per share attributable to common stockholders - Diluted (b)	$0.81	$0.60	$0.36	$0.26
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

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•The Company incurred restructuring costs primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of planned cost savings initiatives. In 2024, the Company recorded expenses of $0.9 million in the first quarter, $2.1 million in the second quarter, and $1.0 million in the third quarter. The Company recorded expenses of $0.9 million in both the second and fourth quarters of 2023.
•During the second quarter of 2024, the Company recorded $19.4 million of credit loss expense driven by a bankruptcy filing by a single MSP customer. In 2024, the Company recorded legal and other losses of $3.7 million in the first quarter and $3.9 million in the second quarter, representing settlements of lawsuits, as well as estimated costs related to an unrecoverable asset. During the fourth quarter of 2024, the Company recorded legal and other losses of $1.2 million to settle an older class action lawsuit, as well as a recovery of $1.8 million related to a previously written off unrecoverable asset. During the first quarter of 2023, the Company incurred $1.1 million, including legal fees, to settle a wage and hour class action lawsuit.
•During the fourth quarter of 2024, the Company recorded impairment charges of $2.2 million related to the write-off of goodwill and intangible assets associated with the impairment of a previous asset acquisition. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.
•The Company recorded loss on early extinguishment of debt of $1.7 million in the second quarter of 2023, consisting of the write-off of debt issuance costs related to the payoff and termination of the term loan on June 30, 2023. See Note 8 - Debt.
•During the fourth quarter of 2024, the Company incurred $4.2 million in fees associated with the pending Aya Merger.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

19. Immaterial Financial Restatement to Prior Period Financial Statements

As discussed in Note 2 – Summary of Significant Accounting Policies, the Company identified an error in the consolidated financial statements of prior periods that it concluded was not material to the previously-issued financial statements. A summary of the revisions to the impacted financial statement line items in the previously-issued Consolidated Balance Sheet as of December 31, 2022 and 2023, the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2022 and 2023, and the Consolidated Statement of Operations and Comprehensive Income and Consolidated Statement of Cash Flows for the year ended December 31, 2022 included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2023, are provided below.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

19. Immaterial Financial Restatement to Prior Period Financial Statements (continued)

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

19. Immaterial Financial Restatement to Prior Period Financial Statements (continued)

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

19. Immaterial Financial Restatement to Prior Period Financial Statements (continued)

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

19. Immaterial Financial Restatement to Prior Period Financial Statements (continued)

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

19. Immaterial Financial Restatement to Prior Period Financial Statements (continued)

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

19. Immaterial Financial Restatement to Prior Period Financial Statements (continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2022
(amounts in thousands)	As Reported	Revisions	As Revised
Cash flows from operating activities
Consolidated net income	$188,461	$(2,479)	$185,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,576	—	12,576
Provision for allowances	15,328	—	15,328
Deferred income tax expense	5,062	48	5,110
Non-cash lease expense	1,850	—	1,850
Impairment charges	5,597	—	5,597
Loss on early extinguishment of debt	3,728	—	3,728
Equity compensation	7,393	—	7,393
Other non-cash costs	199	—	199
Changes in operating assets and liabilities:
Accounts receivable	(153,229)	—	(153,229)
Prepaid expenses and other assets	(6,915)	—	(6,915)
Income taxes	(20,111)	(797)	(20,908)
Accounts payable and accrued expenses	79,712	3,228	82,940
Operating lease liabilities	(4,962)	—	(4,962)
Other	(639)	—	(639)
Net cash provided by operating activities	134,050	—	134,050

Cash flows from investing activities
Acquisitions, net of cash acquired	(35,182)	—	(35,182)
Acquisition-related settlements	94	—	94
Purchases of property and equipment	(8,786)	—	(8,786)
Net cash used in investing activities	(43,874)	—	(43,874)

Cash flows from financing activities
Principal payments on term loan	(100,438)	—	(100,438)
Principal payments on note payable	(2,426)	—	(2,426)
Debt issuance costs	(3,237)	—	(3,237)
Borrowings under Senior Secured Asset-Based revolving credit facility	1,700,030	—	1,700,030
Repayments on Senior Secured Asset-Based revolving credit facility	(1,632,430)	—	(1,632,430)
Cash paid for shares withheld for taxes	(5,267)	—	(5,267)
Payment of contingent consideration	(7,500)	—	(7,500)
Stock repurchase and retirement	(35,285)	—	(35,285)
Other	(1,046)	—	(1,046)
Net cash used in financing activities	(87,599)	—	(87,599)

Effect of exchange rate changes on cash	(9)	—	(9)

Change in cash and cash equivalents	2,568	—	2,568
Cash and cash equivalents at beginning of year	1,036	—	1,036
Cash and cash equivalents at end of year	$3,604	$—	$3,604

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2024, 2023, AND 2022

	Balance at Beginning of Period	Charged to (Released from) Operations	Write-Offs, Net of Recoveries		Other Changes	Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2024	$20,547	$22,077	$(33,323)	(a)	$—	$9,301
Year Ended December 31, 2023	$14,696	$17,355	$(11,504)	(a)	$—	$20,547
Year Ended December 31, 2022	$6,881	$15,327	$(7,512)	(a)	$—	$14,696

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2024	$2	$176	$—		$—	$178
Year Ended December 31, 2023	$2	$—	$—		$—	$2
Year Ended December 31, 2022	$20	$—	$(18)		$—	$2
________________

(a) Uncollectible accounts written off, net of recoveries.

II- 1