Form 10-K/A
period 2024-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2025-04-16
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

As of March 31, 2025, 32,785,598 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

All references to “we,” “us,” “our,” “the Company, ” or “Cross Country” in this Annual Report on Form 10-K means Cross Country Healthcare, Inc., and its consolidated subsidiaries.

i

EXPLANATORY NOTE

Cross Country Healthcare, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Fiscal 2024”) filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2025 (the “Original Report”). This Amendment is being filed for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K not included in the Original Report.

This information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Report in reliance on the SEC’s general instructions to Form 10-K, which permit the information in the above referenced items to be incorporated by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year-end. The Company is filing this Amendment to include the Part III information in the Original Report because the Company’s definitive proxy statement containing this information will not be filed before such date.

As such, this Amendment hereby amends and supplements Items 10 through 14 of Part III of the Original Report and amends and updates the Form 10-K cover page (primarily to update the number of shares of Common Stock outstanding to March 31, 2025). In addition, in accordance with applicable SEC rules, Item 15 of Part IV of the Original Report has been supplemented to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update, or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing of the Original Report. As such, this Amendment speaks only as of the date the Original Report was filed, and the Company has not undertaken herein to amend, supplement, or update any information contained in the Original Report to give effect to any subsequent events.ss

Deloitte & Touche LLP (“D&T”) issued opinions on the consolidated financial statements of the Company, and the effectiveness of the Company’s internal control over financial reporting, within the Original Report. As this Amendment speaks to the date of the Original Report, D&T’s reports speak only as to March 5, 2025. The Company has made no substantive changes to the Original Report other than those noted above.

ii

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors

The Board of Directors (the “Board”) of the Company currently consists of seven directors. The Board previously consisted of eight directors; however, following the passing of Mark Perlberg on March 11, 2025, the Board reduced the size of the Board from eight directors to seven directors. Biographical information regarding each of the directors currently serving on the Board is set forth below.

Formerly:
	•	President, Chief Executive Officer and Director, Cross Country
Healthcare, Inc. (2019–March 2022)
	•	Chair and Chief Executive Officer, Talivity, Inc. (2015–2018)
	•	Chair and Chief Executive Officer, OGH, LLC (2002–2015)
	•	Chair and Chief Executive Officer, Pinnacor Inc. (1999–2001)
	•	Chair and Chief Executive Officer, Poppe Tyson, Inc. (1996–1998)
	•	Chair and Chief Executive Officer, Cross Country, Inc. (1986–1994)
Education:
KEVIN C. CLARK, 64 Co-Founder and Chairman of the Board of Directors, Cross Country Healthcare Director since 2019	•	BBA, Florida Atlantic University
Director-relevant skills, experiences, and attributes:
	•	Extensive experience building and leading health staffing, technology, and workforce solutions companies
	•	Institutional knowledge of Cross Country
	•	Governance experience based on prior and current board service

Formerly:
	•	Global Digital Strategist, Microsoft Corp. (2019–2021)
	•	Vice President & Chief Information Officer, Masonite International (2017–2019)
	•	Chief Information Officer, Components, Cummins, Inc. (2011–2017)
	•	Executive Director, Global Applications Development & Support, Cummins, Inc. (2009-2011)
	•	Vice President, Information Technology, Fifth Third Bank (2003–2009)
	•	Various positions, including Vice President and Division Chief Information Officer, Corporate Services Technology, Wells Fargo & Company, Inc. (2001–2003)
	•	IT Director, Strategy & Planning, Marriott International (1996–1998)
Education:
DWAYNE ALLEN, 63 Chief Technology Officer, Unisys Corporation (2021-Present) Director since 2023	•	MBA, George Washington University
	•	BA, University of Virginia
Director-relevant skills, experiences, and attributes:
	•	Over 25 years of leadership experience creating IT platforms and advancing digital strategy across industries
	•	Track record of promoting digital innovation to enhance businesses
	•	Experience leveraging advanced analytics and big data to reduce friction and increase efficiencies

Formerly:

	•	Investor and Strategic Advisor, Technology and Healthcare Companies (2022)
	•	Executive Vice President, Chief Financial Officer, McAfee Corp. (2020–2022)
	•	Executive Vice President, Chief Financial Officer, Providence St. Joseph Health (2017–2020)
	•	Managing Director, Business Development & Mergers & Acquisitions, Microsoft Corp. (2016–2017)
	•	Chief Financial Officer, Worldwide Enterprise Group, Microsoft Corp. (2011-2016)
	•	Chief Financial Officer, Operations & Technology, Microsoft Corp. (2004–2011)
	•	Various positions, including Senior Finance Director, Exodus Communications (1999–2004)
VENKAT BHAMIDIPATI, 58 Retired Executive Vice President and Chief Financial Officer, McAfee Corp. Director since 2022	•	Various positions, including Controller, Sales, Hitachi Data Systems (1993–1999)
	•	Manager, Assurance, PricewaterhouseCoopers (1988-1990)
Education:
	•	MBA, Kelly School of Business at Indiana University
	•	MA, Osmania University
Director-relevant skills, experiences, and attributes:
	•	Led a comprehensive digital transformation process at Providence
	•	Instrumental in leading Microsoft’s cloud transition
	•	Deep background in finance, digital strategy, corporate development, operations, and supply chain management
	•	Seasoned investor and strategic advisor in technology and healthcare companies

Formerly:

	•	Director, AAC Holdings, Inc. (OTC: AACH) (2017–2019)
	•	Various positions, including President of Financial Services, Chief Financial Officer and Director, Community Health Systems, Inc. (1997–2017)
	•	Vice President and Group Chief Financial Officer of Columbia/HCA Healthcare Corporation (1996–1997)
	•	Various positions, including Senior Vice President of Finance and Operations, Humana, Inc. (1973–1996)
Education and awards:
	•	BS, University of Kentucky at Lexington
	•	Recognized as one of the top three CFOs in the healthcare sector by Institutional Investor magazine for eleven consecutive years during his tenure at Community Health Systems
Director-relevant skills, experiences, and attributes:
W. LARRY CASH, 76 Lead Independent Director Retired President, Financial Services and Chief Financial Officer, Community Health Systems Director since 2001	•	Experienced financial and operations executive with a keen understanding of healthcare industry dynamics
	•	Long track record in the acute and managed care sectors
	•	Oversaw revenue growth from $700 million to over $18 billion at Community Health Systems
	•	Governance experience with prior service on the board of AAC Holdings, Inc.

Formerly:

	•	Founder and Principal, TranSpend, Inc. (2003–2022)
	•	Director, Diebold Nixdorf, Inc. (NYSE: DBD) (1999–2019)
	•	President, QP Group, Inc. (1994–2000)
	•	Various positions, including Chair and Chief Executive Officer, Computer Task Group, Inc. (1991–2000)
	•	Various technical, marketing, and management positions, including Vice President, Professional Services, IBM, (1973–1991)
Education:
	•	MA, Augustine Institute
	•	BA, Connecticut College
Director-relevant skills, experiences, and attributes:
GALE FITZGERALD, 74 Retired Principal of TranSpend, Inc. Director since 2007	•	Led a publicly traded, multinational IT staffing company for nearly a decade
	•	Co-founded a strategic consulting firm focused on business process improvements and supply chain optimization
	•	Deep understanding of corporate strategic planning and risk mitigation
	•	Governance experience from prior service on the board of Diebold Nixdorf, Inc.

Formerly:

	•	Group President, Delivery, Cross Country Healthcare, Inc. (May 2021–April 2022)
	•	Group President, Nurse and Allied, Cross Country Healthcare, Inc. (February 2021–May 2021)
	•	Senior Vice President of Operations Strategy, Aya Healthcare, Inc. (2017–2020)
	•	Senior Vice President, General Manager, AMN Healthcare Services, Inc. (2015–2017)
	•	Various positions, including President, Onward Healthcare (2008–2015)
	•	Vice President, Access Nurses (2005–2008)
	•	Financial Advisor, Morgan Stanley (2004–2005)
	•	Various positions, including Vice President of Operations, The Et Al Group (1996–2004)
	•	Developer, UPS (1994–1996)
Education:
	•	BA, William Peterson University
Director-relevant skills, experiences, and attributes:
JOHN A. MARTINS, 56 President and Chief Executive Officer, Cross Country Healthcare (April 2022–Present) Director since 2022	•	Keen understanding of developing and deploying digital innovation and technology in the healthcare staffing industry
	•	Extensive knowledge of travel nurse and allied, per diem, locum tenens, and education staffing services
	•	Institutional knowledge of Cross Country Healthcare

Formerly:

	•	Various positions, including Chief Medical Officer and Chief Patient Safety Officer, ChristianaCare Health System (2002 – 2014)
	•	Director, Sidney Kimmel Medical College (1995 – 2002)
Education and awards:
	•	MD, Sidney Kimmel Medical College at Thomas Jefferson University
	•	MPH, University of Pittsburgh
	•	BA, Harvard University
	•	Inducted into Delaware Women’s Hall of Fame in 2017
	•	Recognized among 100 Great Healthcare Leaders to Know by Becker’s Hospital Review in 2017
	•	Named the 2016 Woman of Distinction by the Girl Scouts of the Chesapeake Bay
Director-relevant skills, experiences, and attributes:
JANICE E. NEVIN, M.D., MPH, 64 President and CEO, ChristianaCare Health System (2014–Present) Director since 2020	•	Experience leading the operations of a large healthcare system with first-hand knowledge of healthcare staffing
•
Nationally recognized as a pioneer and thought leader in value-based care and population health; selected by Modern Healthcare as one of its 50 Most Influential Clinical Executives in 2020, 2021, and 2022

•
Developed the unique data-driven care coordination platform CareVio™ to proactively address patients’ social and behavioral health needs in addition to their medical needs, a program which earned the 2017 John M. Eisenberg Patient Safety and Quality Award

Executive Officers

In addition to the Company’s President and Chief Executive Officer, John A. Martins, whose biographical information is included above under “Board of Directors,” the Company’s current executive officers include:

Name	Age	Position
Susan E. Ball, JD, MBA, RN	61	EVP, Chief Administrative Officer, General Counsel and Secretary
William J. Burns, MBA, CPA	55	EVP, Chief Financial Officer
Cynthia A. Grieco	50	Vice President, Corporate Treasurer
Marc Krug, JD, MBA	57	Group President
Colin P. McDonald, MS	57	Chief Human Resources Officer
Karen Mote	60	President, Cross Country Locums
Phillip Noe	54	Chief Information Officer
James V. Redd III, MBA, CPA	55	Chief Accounting Officer

Formerly:

	•	Corporate Counsel, Cross Country Healthcare, Inc. (2002-2004)
	•	Attorney at Gunster, Yoakley & Stewart, P.A. (1998-2002)
	•	Attorney at Skadden, Arps, Slate, Meagher and Flom LLP (NY) (1996-1998)
	•	Registered nurse
Education:
	•	MBA, Florida Atlantic University
	•	JD, New York Law School
	•	BS, The Ohio State University
SUSAN E. BALL, 61 Executive Vice President, Chief Administrative Officer, General Counsel and Secretary Joined Company in 2002

Formerly:

	•	Chief Operating Officer, Cross Country Healthcare, Inc. (2018-2019)
	•	Chief Financial Officer, Cross Country Healthcare, Inc. (2014-2018)
	•	Group Vice President and Corporate Controller, Gartner, Inc. (2008-2014)
	•	Chief Accounting Officer, CA Technologies, Inc. (2006-2008)
	•	Various accounting and finance roles, Time Warner, Coty, Inc., Honeywell, and Adecco North America (1995-2006)
	•	Auditor and Senior Auditor, Deloitte & Touche, LLC (1992-1995)
Education:
	•	MBA, New York University Stern School of Business
	•	BA, Queens College
	•	Certified Public Accountant
WILLIAM J. BURNS, 55 Executive Vice President, Chief Financial Officer Joined Company in 2014

Formerly:

	•	Vice President, Treasury Operations, Cross Country Healthcare, Inc. (2018-2022)
	•	Senior Director, Assistant Treasurer, Cross Country Healthcare, Inc. (2017-2018)
	•	Director, Treasury Operations, Cross Country Healthcare, Inc. (2016-2017)
	•	Various treasury positions, JM Family Enterprises (2001-2015)

Education:
	•	BBA, Florida Atlantic University
CYNTHIA A. GRIECO, 50 Vice President, Corporate Treasurer Joined Company in 2016

Formerly

	•	Division President, Travel, Cross Country Healthcare, Inc. (2021-2022)
	•	Division President Travel and Local, Cross Country Healthcare, Inc. (2021)
	•	Senior Vice President, Travel Nurse and Allied Delivery, Cross Country Healthcare, Inc. (2020-2021)
	•	Senior Vice President, Travel Allied, Cross Country Healthcare, Inc. (2018-2020)
	•	Vice President, Allied, Cross Country Healthcare, Inc. (2017-2018)
	•	President, Jackson Therapy Partners (January 2016-November 2016)
	•	Executive Vice President, Noor Staffing Group (2011-2015)
	•	Attorney in Massachusetts
Education:
	•	MBA, Boston College Carroll School of Management
	•	JD, New England School of Law
	•	BA, University of Massachusetts
MARC KRUG, 57 Group President Joined Company in 2017

Formerly:

	•	Senior Vice President, Human Resources, Cross Country Healthcare, Inc. (2020 - 2022)
	•	Vice President, Human Resources & Labor Relations, Cross Country Healthcare, Inc. (2014 - 2020)
	•	Various human resources roles at Carnival Cruise Lines, RandCol Staffing and Citrix
Education:
	•	MS, Mercy College
	•	BA, State University of New York at New Paltz

COLIN MCDONALD, 57 Chief Human Resources Officer Joined Company in 2014

Formerly:

	•	Vice President, Cross Country Advanced Practice (2015-2019)
	•	Director, Cross Country Advanced Practice (2009-2014)
	•	Director, Medical Doctor Associates (2008-2009)
	•	Manager, Medical Doctor Associates (2001-2008)
	•	Staffing Consultant, Medical Doctor Associates (1998-2001)
Education:
	•	Clinical Laboratory Degree, North Georgia Technical College

KAREN MOTE, 60 President, Cross Country Locums Joined Company in 2002

Formerly:

	•	Chief Information Officer, Vaco, LLC (2018-2021)
	•	Chief Information Officer, Adecco Group, NA (2013-2018)
Education:
	•	Master of Health Administration and Master of Information Management, Washington University
	•	BS, University of Florida
PHIL NOE, 54 Chief Information Officer Joined Company in 2021

Formerly:

	•	Senior Vice President, Corporate Controller, Cross Country Healthcare, Inc. (2021-2022)
	•	Vice President, Assistant Corporate Controller, Cross Country Healthcare, Inc. (2017-2021)
	•	Assistant Controller, Vision Group Holdings (2016-2017)
	•	Accounting, SOX Compliance and SEC Reporting, Tyco and ADT (2011 - 2016)
	•	Deloitte and Touche, Audit and Assurance (2005-2011)
Education:
	•	MBA, Florida Atlantic University
	•	Bachelor of Science, Randolph Macon College
	•	Certified Public Accountant
JAMES V. REDD III, 55 Chief Accounting Officer Joined Company in 2017

Family Relationships

There are no immediate family relationships between any of our directors or executive officers and any other directors or executive officers.

CORPORATE GOVERNANCE

Governance Policies

Our core governance frameworks and provisions are contained in our Governance Guidelines, Code of Conduct, and Business Ethics Policy. These can be found on our website at https://ir.crosscountryhealthcare.com/corporate-governance or provided in print, at no charge, upon request to our Corporate Secretary at 6551 Park of Commerce Boulevard, N.W., Boca Raton, Florida 33487. We will disclose any changes in, or waivers from, our Code of Conduct and Business Ethics Policy by posting such information on the same website or by filing a Current Report on Form 8-K, in each case if such disclosure is required by the rules of the SEC or the Nasdaq Stock Market (“Nasdaq”).

There have been no changes to the procedures by which stockholders may recommend director nominees to our Board since our last disclosure of such procedures, which appeared in the Definitive Proxy Statement on Schedule 14A for our 2024 Annual Meeting of Stockholders, which was filed with the SEC on April 1, 2024.

Delinquent Section 16(a) Reports

To our knowledge, based solely on our review of the Section 16(a) forms filed electronically with the SEC during Fiscal 2024 and written representations that no other forms were required, with the exception of two inadvertently late Form 4 filings, reporting one transaction for each of August 28, 2017 and August 10, 2018, all reporting persons timely complied with the filing requirements of Section 16(a) of the Exchange Act.

Board Committees

Our Board has three standing committees: the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee. Each committee operates pursuant to a committee charter. The charters of the Audit Committee, the Compensation Committee, and the Governance and Nominating Committee are on our website at https://ir.crosscountryhealthcare.com/corporate-governance.

The following chart provides a summary of the committees’ duties, responsibilities, and composition:

Committee	Responsibilities and Duties	Members	Meetings in 2024
Audit Committee	•
The Audit Committee is the principal agent of the Board in overseeing (i) the quality and integrity of our financial statements, (ii) legal and regulatory compliance, (iii) the independence, qualifications, and performance of our independent registered public accounting firm, (iv) the performance of our internal auditors, (v) the integrity of management and the quality and adequacy of disclosures to stockholders, (vi) the Company’s systems and disclosure controls and procedures, (vii) risk management related to cybersecurity risks, and (viii) risk management related to environmental and climate risks.
			Bhamidipati †*♦ (1) Allen♦ Cash*♦ Nevin♦	12
	•	The Audit Committee is responsible for hiring and terminating our independent registered public accounting firm and approving all auditing services, as well as any audit-related and any other non-auditing services, to be performed by the independent registered public accounting firm.

Committee	Responsibilities and Duties	Members	Meetings in 2024
	•
In carrying out its duties and responsibilities, the Audit Committee shall have the authority to engage outside legal, compliance, accounting, and other advisers and seek any information it requires from employees, officers, and directors.

	•
The Audit Committee may form and delegate authority to subcommittees consisting of one or more of its members, as the Audit Committee deems appropriate to carry out its responsibilities and exercise its powers, subject to such reporting to, or ratification by, the Audit Committee, as the Audit Committee shall direct.

Compensation Committee	•
The role of the Compensation Committee includes (i) reviewing and approving corporate goals and objectives relevant to Chief Executive Officer (“CEO”) compensation; (ii) evaluating the CEO’s performance in light of the approved goals and objectives, and determining and approving the CEO’s compensation level based on this evaluation; (iii) making recommendations to the Board with respect to compensation, incentive compensation plans and equity-based plans for all executive officers of the Company, and developing guidelines and reviewing compensation and overall performance of all executive officers of the Company; (iv) producing a Compensation Committee report on executive compensation, as required by the SEC, to be included in the Company’s annual Proxy Statement or Annual Report on Form 10-K filed with the SEC; (v) evaluating on an annual basis the performance of the Compensation Committee in accordance with applicable rules and regulations; (vi) annually reviewing and making recommendations to the Board regarding non-employee director compensation; (vii) overseeing the Company’s policies and procedures relating to human capital management and retention risks; and (viii) overseeing the Company’s inclusion programs.
		Cash(2) Fitzgerald	4
	•
Under icharter, the Compensation Committee has the authority and may, in its sole discretion, obtain advice and seek assistance from internal and external legal, accounting, and other consultants. The Compensation Committee has the sole authority to select or receive advice from, and terminate, a compensation consultant or other advisor to the Compensation Committee (other than in-house legal counsel) to assist in the evaluation of the compensation of our CEO, other executive officers, and directors, including sole authority to approve such firm’s fees and other retention terms, and we provide appropriate funding as determined by the Compensation Committee. In selecting advisers, the Compensation Committee will take into consideration certain independence factors.

Committee	Responsibilities and Duties	Members	Meetings in 2024
	•	The Compensation Committee may establish one or more subcommittees consisting of one or more members of the Board to focus on specific aspects of its duties and responsibilities and may delegate any of its responsibilities to any such subcommittee if it so chooses, provided that the subcommittee decisions are presented to the full Compensation Committee for ratification at its next scheduled meeting.
Governance and Nominating Committee	•
The role of the Governance and Nominating Committee is to: (i) develop and recommend to the Board a set of corporate governance principles and review them at least annually;(ii) determine the qualifications for Board membership and recommend nominees to the stockholders; (iii) ensure a robust and effective performance evaluation process is in place for the Board, the CEO, and senior management, as well as an effective succession planning process for these positions; (iv) oversee the Company’s policies and procedures relating to governance, as well as risks relating to such policies and procedures; and (v) oversee the Board’s structure and organization.
			Fitzgerald†(2) Nevin	4
	•	The Governance and Nominating Committee has the sole authority to retain and terminate external advisors to the extent additional expertise is deemed necessary in fulfilling the Governance and Nominating Committee’s fiduciary responsibilities.
•
The Governance and Nominating Committee may form and delegate authority to subcommittees consisting of one or more of its members, other Board members, and officers of the Company, as the Governance and Nominating Committee deems appropriate and as permitted under applicable rules and regulations, in order to carry out its responsibilities.

†	Committee Chairperson
*	Audit Committee Financial Expert, as defined in the applicable SEC regulations
♦	Possesses requisite financial sophistication required by Nasdaq Rule 5605(c)(2)(A)
(1)	Mr. Bhamidipati was appointed as Chairman of the Audit Committee in January 2024.
(2)	Until his passing on March 11, 2025, Mark Perlberg served as the Chairman of the Compensation Committee and as a member of the Governance and Nominating Committee

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide our stockholders with a clear understanding of our compensation philosophy and objectives, compensation-setting process, and the compensation paid to our named executive officers (“NEOs”) in Fiscal 2024.

Our NEOs for Fiscal 2024 are:

Name	Position
John A. Martins	President and Chief Executive Officer
William J. Burns, MBA, CPA	EVP, Chief Financial Officer
Susan E. Ball, JD, MBA, RN	EVP, Chief Administrative Officer, General Counsel and Secretary
Marc Krug, JD, MBA	Group President
Phil Noe	Chief Information Officer
Daniel J. White(1)	Former Chief Commercial Officer

(1) Mr. White’s position was eliminated as part of a reorganization, and he ceased to be employed by the Company effective March 31, 2024.

COMPENSATION PHILOSOPHY AND OBJECTIVES

What we do		What we don’t do
☑ Majority of compensation is incentive-based and at-	X	No guaranteed incentive payments
risk, with a significant portion tied to Company
performance
☑ Engage independent compensation consultants	X	No 280G excise tax gross-ups
☑ Engage in peer group benchmarking to ensure NEO	X	No supplemental executive pension or
target pay remains competitive and within		retirement plans
reasonable levels
☑ Due diligence in setting compensation targets and	X	No option repricing
goals to tie incentives to multiple performance
metrics over multiple time horizons, with capped
award opportunities
☑ Periodically assess the compensation programs to	X	Limited perquisites
ensure that they are not reasonably likely to
incentivize employee behavior that would result in
any material adverse risks to the Company
☑ Severance payments require double-trigger in the	X	No pledging and no hedging
event of change in control
☑ Maintain policy allowing for recoupment of equity
and cash incentive payments in the event of a
qualifying restatement
☑ Stock ownership guidelines: Chief Executive
Officer (CEO) (3x base salary) and other senior
executives (1x base salary), to be accumulated over
three years

The philosophy of our executive compensation program is to align pay with performance and key strategic objectives, keep overall compensation competitive, and ensure that we can recruit, motivate, and retain high quality executive officers. Accordingly, our NEOs’ compensation is heavily weighted toward compensation that is performance-based and/or equity-based. Our NEO compensation design for Fiscal 2024 reflects this commitment, as do incentive award funding outcomes, with short-term incentive payouts well below target for Fiscal 2024 and performance shares below target for the three-year measurement period ending December 31, 2024.

The Compensation Committee structured the Fiscal 2024 executive compensation program with the goal of ensuring that total direct compensation levels were sufficiently competitive to attract, motivate, and retain high quality executives, that performance-based, “at-risk” incentive compensation was a substantial portion of total compensation opportunities, and that long-term incentive compensation aligned NEOs’ interests with our stockholders’ interests to create long-term stockholder value. The Compensation Committee structured Fiscal 2024 long-term incentives with the goals of retaining key NEOs and linking a meaningful portion of NEO total compensation opportunities to longer-term sustainable performance and value creation. In addition, the Compensation Committee also designed equity-based incentive compensation to reinforce the Company’s near-term and longer-term strategic objectives and to provide NEOs with the opportunity to acquire a stake in our growth and prosperity. The executive compensation program was also structured to incentivize and reward NEOs for making sound business decisions, developing a high performance team environment, accomplishing strategic and operational objectives, and increasing stockholder value, all of which we believe are essential to improving our financial performance and creating success.

Our NEOs’ compensation for Fiscal 2024 consisted of a base salary, an annual cash incentive (or bonus), and long-term equity awards, 50% of which were time-based restricted share awards that vest over three years and 50% of which were performance-based share awards that are earned based on the achievement of certain predetermined performance measures. In Fiscal 2024, the performance-based restricted share awards were based on two performance metrics: (i) three-year cumulative Adjusted EBITDA (a non-GAAP financial measure) (weighted 75%) and (ii) three-year cumulative Adjusted EPS (a non-GAAP financial measure) (weighted 25%). See Annex A of this Amendment for a reconciliation of non-GAAP financial measures to our results as reported under GAAP.

For Fiscal 2024, 79% of target total direct compensation for our CEO, and an average of approximately 63% of target total direct compensation for our other NEOs, was performance-based or equity-based. We do not provide defined benefit pension, supplemental retirement benefits, or executive perquisites to our NEOs, as they are not tied to performance.

Our compensation philosophy serves as the basis of the Compensation Committee’s decisions regarding each of the following three components of pay, each of which is discussed below:

•	base salary;

•	short-term (annual) incentive compensation; and

•	long-term (equity) compensation.

Consideration of Say-on-Pay Vote

As part of its compensation setting process, the Compensation Committee also considers the results of the prior year’s say-on-pay vote, which provides useful feedback regarding the perceived effectiveness of our executive compensation program and the program’s ability to align pay with performance and stockholder interests. For the thirteenth straight year, our executive compensation program received substantial stockholder support, with 95.3% of the votes cast in favor of the 2023 compensation of our NEOs at the 2024 Annual Meeting of Stockholders. As our Compensation Committee believes that the results of the vote reflected our stockholders’ strong support of the compensation decisions made by the Compensation Committee, our Compensation Committee did not approve any significant changes to our NEOs’ 2024 compensation program design as a result of the say-on-pay vote at the 2024 Annual Meeting of Stockholders.

DETERMINATION OF COMPENSATION

Role of the Compensation Committee

The Compensation Committee is composed solely of independent directors and is responsible for determining the compensation of our CEO and other NEOs. The Compensation Committee receives assistance from its independent compensation consultant, Pearl Meyer & Partners, LLC (“Pearl Meyer”).

Our NEO compensation program is reviewed throughout the year and typically is approved annually during the first quarter, which coincides with the completion of our annual financial statement audit and release of annual earnings, as well as the approval of the budget for the then-current year. Award funding levels for any completed short-term and long-term incentive performance cycles are determined by the Compensation Committee and paid out, to the extent earned, during the first quarter of the following year. Current year target objectives are also established and any adjustments to base salaries are typically determined by the Compensation Committee during the first quarter.

When making NEO compensation decisions, the Compensation Committee takes many factors into account, including benchmarking, the NEO’s individual performance, the financial and operational results of individual business units, our financial and operational results as a whole, the NEO’s historical compensation, internal pay equity, and any retention concerns. As part of the process, the CEO provides the Compensation Committee with the CEO’s assessment of the other NEOs’ performance and other factors used in developing the CEO’s recommendation for the other NEOs’ compensation, including salary adjustments, cash incentives, and equity grant levels for the then-current year. In looking at historical compensation, the Compensation Committee considers the progression of salary increases over time, each NEO’s actual versus planned performance and corresponding incentives earned, the potential realizable value of any outstanding equity grants, total overall compensation, and an evaluation of historical performance, overall economic outlook, and our stock performance. The Compensation Committee uses the same general factors in evaluating the CEO’s performance and compensation as it uses for the other NEOs; provided, however, that the CEO does not participate in the assessment or compensation deliberations and decisions with respect to the CEO.

Upon receipt of the information discussed above, the Compensation Committee discusses proposed compensation decisions for the CEO and other NEOs. Pursuant to our Governance Guidelines, the Compensation Committee is required to approve annually the compensation goals and objectives for the CEO and other NEOs and evaluate their performance in light of these goals before setting their salaries, bonus, and other incentive and equity compensation. The Compensation Committee works to ensure that each NEO’s individual objectives are aligned with the business strategy, specific, measurable and set within an established timeframe. The Compensation Committee believes that maintaining the flexibility to make upward or downward adjustments to the various components of the NEOs’ compensation programs allows the Compensation Committee to appropriately provide incentives to the NEOs and ensures the alignment of the NEOs’ interests with those of our stockholders.

Role of Management

The CEO provided the Compensation Committee with the CEO’s assessment of the other NEOs’ performance and other factors used in developing the CEO’s recommendation for the other NEOs’ compensation, including salary adjustments, cash incentives and equity grant guidelines for the other NEOs’ compensation. After considering the CEO’s recommendations, the Compensation Committee made all decisions regarding the Fiscal 2024 compensation of our NEOs. The CEO did not participate in the assessment of or compensation deliberations and decisions with respect to the CEO.

Role of the Compensation Consultant

Annually, the Compensation Committee evaluates the Company’s executive compensation design, competitiveness, and effectiveness. Pearl Meyer assists the Compensation Committee with its evaluation by regularly participating in meetings and periodically conducting external market reviews and updates on executive pay trends and regulatory developments. No external market review was conducted in 2023 due to then-current economic conditions and the Compensation Committee’s decision not to modify NEO pay opportunities for Fiscal 2024. During Fiscal 2024, the Compensation Committee engaged Pearl Meyer to review the compensation components for our NEOs against our 2024 Peer Group and market data of like-sized companies. Pearl Meyer’s study did not impact Fiscal 2024 pay opportunities for NEOs.

Role of Benchmarking

At the beginning of the executive compensation setting process each year, the Compensation Committee, in consultation with Pearl Meyer, determines the process by which it will work to ensure that the Company’s compensation programs are competitive. For Fiscal 2024, the Compensation Committee, upon the recommendation of Pearl Meyer, determined that it would be appropriate to maintain the group of peer companies which it had established in 2023. Accordingly, the peer group used in Fiscal 2024 was the same as that used in Fiscal 2023 and is composed of companies from both the healthcare services and staffing and general staffing industry sectors, and includes the following twelve companies (the “2024 Peer Group”):

2024 PEER GROUP
Addus HomeCare Corporation	Kelly Services, Inc.	Paycom Software, Inc.
Amedisys, Inc.	Kforce, Inc.	Pediatrix Medical Group, Inc.
AMN Healthcare Services, Inc	Korn/Ferry International	R1 RCM Inc.
Heidrick & Struggles Int’l Inc.	National Healthcare Corporation	ZipRecruiter, Inc.

The Compensation Committee determined, in consultation with Pearl Meyer, that the 2024 Peer Group reflects companies falling within a generally comparable size range and that we compete with for business, executive talent, and investor capital.

Factors such as revenue, business mix, profitability, business strategy, compensation philosophy, and incentive plan design vary among the peer companies and such differing factors affect the compensation that they provide to their executives. While informative to the Compensation Committee, such peer practices are not the only factors that influence the Compensation Committee’s NEO compensation decisions. The Compensation Committee also makes decisions based on the collective experience and knowledge of its members. Generally, our policy has been to position NEOs’ base salaries and target total direct compensation opportunities at or near the 50th percentile of market values for comparable positions at industry peers. Pearl Meyer’s 2024 analysis found that target total direct compensation (sum of base salary plus target short-term and long-term incentives) opportunities were below 50th percentile market values for all current NEOs, and below a competitive range (defined as 85% to 115%) of the 50th percentile for three of the five NEOs excluding Mr. White, who was not included in the study due to his departure on March 31, 2024.

COMPONENTS OF FISCAL 2024 NEO COMPENSATION PROGRAM

The Compensation Committee uses various compensation elements to provide an overall competitive total compensation and benefits package to the NEOs that is designed to create stockholder value, commensurate with our financial results, and align with our business strategy. The Compensation Committee’s specific rationale, design, reward, process, and related information is outlined below.

Base Salary

We provide the NEOs with a base salary to compensate them for services rendered during the fiscal year. The NEOs’ salaries are determined based on each NEO’s position, performance, and level of responsibility and are reviewed annually. Peer group and market data from like-sized companies are utilized in the Compensation Committee’s review. Merit increases for NEOs are considered based on periodic external market studies and annual performance review, and are adjusted only as needed, not necessarily annually. We generally seek to position NEO base salaries within a competitive range, defined as 90% to 110% of median market values for comparable roles at our industry peers and other companies of like size.

For 2024, the Compensation Committee decided to maintain base salaries at 2023 levels for all NEOs, based on its review of benchmarking information as described above.

NEO	2024 Base Salary ($)	2023 Base Salary ($)	% Increase vs Prior Year
John A. Martins	875,000	875,000	0%
William J. Burns	550,000	550,000	0%
Susan E. Ball	500,000	500,000	0%
Marc Krug	450,000	450,000	0%
Phillip L. Noe	411,950	411,950	0%
Daniel White	450,000	450,000	0%

Annual Cash Incentive Program

The Annual Cash Incentive Program is a core component of our “pay-for-performance” philosophy. The program is heavily weighted on our financial results for the Company or relevant business units and the goals are closely linked to our business strategy. The components of this program have historically included the incentive award opportunity (expressed as a percentage of base salary) and performance metrics determined by the Compensation Committee. To ensure the integrity of the performance metrics and minimize the risk of unanticipated outcomes, each performance metric has a minimum, target, and maximum performance range with corresponding percentages for award payout opportunities. The Compensation Committee may adjust performance measures for certain special, unusual, or non-recurring items at its sole discretion. See 2024 discussion below.

Each annual target cash incentive award opportunity is expressed as a percentage of the NEO’s base salary, which may be earned based on both the achievement of certain financial objectives (the “Objective Bonus” component, representing 80% of target award opportunities) and individual subjective considerations that are tied primarily to individual objectives (the “Subjective Bonus” component, representing 20% of target award opportunities). If results fall below pre-established threshold levels, no cash award is payable under the Objective Bonus component, although a Subjective Bonus may still be paid at the discretion of the Compensation Committee. If results exceed pre-established outstanding goals, the maximum cash award payable under the Objective Bonus component is capped at 200% of the target award opportunity. The Compensation Committee believes that having a maximum cap disincentivizes excessive risk taking, reduces the likelihood of windfalls, and manages the Annual Cash Incentive Program’s costs. The award opportunity is established for each NEO with the desired emphasis on at-risk, variable pay (more at-risk, variable pay for senior executives) and internal pay equity (comparably positioned executives should have comparable award opportunities).

The Subjective Bonus opportunity is capped at a maximum amount of 100% of the target award opportunity for that component, subject to the sole discretion of the Compensation Committee. The Subjective Bonus may include various pre-established quantitative and qualitative goals for each NEO. The use of subjective criteria enables the Compensation Committee to consider a variety of subjective factors relative to each NEO’s specific responsibilities. This process allows the Compensation Committee to evaluate performance and to recognize individual contributions in light of our changing needs and strategic priorities, and to continue incentivizing sustainable profitable growth.

Consistent with the prior year, the Compensation Committee determined that the Objective Bonus component performance metrics for Fiscal 2024 would be Company Annual Revenue and Company Annual Adjusted EBITDA (a non-GAAP measure). Incentive payouts under the Annual Cash Incentive Program, at a reduced threshold level, begin upon achievement of a predetermined percentage of targeted objectives (generally 80% or higher for Company Annual Adjusted EBITDA and 90% for Company Annual Revenue), which can vary from year to year and from one performance metric to another, based on our internal business plan, current macroeconomic conditions, and market volatility. For Fiscal 2024, incentive award funding for threshold performance was set at 20% of corresponding target award opportunities. Payouts may exceed 100% (up to 200%) of target award opportunities if performance exceeds 100% of the target objectives as described above and set forth in the table below. Straight-line interpolation is used to determine award funding for performance results between minimum (or threshold), target, and maximum levels. We believe that an “all or nothing” approach could provide a disincentive compared to our variable funding approach that is better aligned with our overall operating objectives and ensures that pay varies in proportion to performance.

Historically, the Compensation Committee has established performance metrics and the weighting of each metric during its first Compensation Committee meeting of each year. The process for setting the performance metrics begins with the management team establishing preliminary goals based on the prior year’s results, the budget, strategic initiatives, industry performance, and projected economic conditions. The Compensation Committee assesses the difficulty of the goals and their implications for share price appreciation, revenue growth, and other related factors. For Fiscal 2024, Company Annual Adjusted EBITDA (a non-GAAP financial measure) and Company Annual Revenue targets for Fiscal 2024 were set at $80 million and $1.475 billion, respectively.

The table below sets forth the percentages of the portion of the Fiscal 2024 annual incentive bonus that was payable upon achievement of the minimum, target, and maximum levels (with interpolation between levels) of the applicable performance metrics for each of our NEOs, except for Mr. White, as he did not participate in the Fiscal 2024 Annual Cash Incentive Program.

Performance Metric	Attainment Range (Minimum/ Target/ Maximum)	Payout Percentage (Minimum/ Target/ Maximum)	Martins	Burns	Ball	Krug	Noe
Company Annual Revenue (Objective Bonus)	90%/100%/105%	20%/100%/200%	20%	20%	20%	20%	20%

Company Annual Adjusted EBITDA* (Objective Bonus)	80%/100%/120%	20%/100%/200%	60%	60%	60%	60%	60%

Individual Objectives (Subjective Bonus)	n/a	0%/100%/**	20%	20%	20%	20%	20%

Totals			100%	100%	100%	100%	100%

*
This is a non-GAAP measure. See Annex A of this Amendment for further discussion regarding how Company Annual Adjusted EBITDA was calculated from our Consolidated Financial Statements and a reconciliation of Company Annual Adjusted EBITDA to our results as reported under GAAP.

**	As noted above, payout in excess of 100% of the Subjective Bonus is solely at the discretion of the Compensation Committee.

During the second quarter of Fiscal 2024, the Compensation Committee introduced an additional element to the Annual Cash Incentive Plan that was designed to allow management to realize up to 65% of their individual incentive tied to the Company Annual Adjusted EBITDA. The threshold for minimum attainment was established at $50 million with a goal of achieving $60 million for the full year 2024, utilizing linear interpolation to determine the actual payout.  In making its determination to make this one-time adjustment to the Annual Cash Incentive Plan, the Compensation Committee considered the extremely challenging market conditions, the probability of attaining the previously approved targets, and the need to preserve the motivational impact of the annual cash incentive program.

The Compensation Committee determined that for Fiscal 2024, the Company did not achieve its minimum performance threshold for Company Annual Adjusted EBITDA of $64 million under the Annual Incentive Plan or $50 million pursuant to the additional element added during the year, but did slightly exceed the threshold performance hurdle of $1.33 billion for Company Annual Revenue. As a result of the below-target results, our NEOs earned 29.0% of the target award opportunity for the Annual Revenue portion of the Objective Bonus component for Fiscal 2024. Individual objectives may differ between NEOs, and the Compensation Committee assesses specific NEO attainment both qualitatively and quantitatively, with consideration given to factors such as business conditions and competing priorities or other significant individual contributions. For Fiscal 2024, individual objectives included, but were not limited to, continuing to advance our technology roadmap, implementing Phase I of our enterprise resource planning (ERP) implementation, improving productivity across the business, managing overall costs and improving cash collections, as well as various organizational goals and other special projects that align with our strategy. The Compensation Committee determined that for Fiscal 2024, our NEOs met or exceeded all of their respective individual objectives, each earning 119.5% of the target award for this component. Resulting total awards for our NEOs were 29.7% of total target annual incentive award opportunities, as noted below, well below payouts earned in Fiscal 2021 and Fiscal 2022 but similar to those in Fiscal 2023. In approving these awards, the Compensation Committee took into consideration our NEOs’ strong contributions to protect and manage the business and seamlessly maintain operations during a time of cost-cutting measures by healthcare facilities, and the overall uncertainty of the economy.

NEOs	Target Bonus Opportunity		Annual Incentive Bonus Earned
	% of Base Salary	$	% of Target Bonus Opportunity Earned	$
John A. Martins	100%	875,000	29.7%	259,875
William J. Burns	85%	467,500	29.7%	138,848
Susan E. Ball	75%	375,000	29.7%	111,375
Marc Krug	100%	450,000	29.7%	133,650
Phillip L. Noe	50%	205,975	29.7%	61,175

Long-Term Incentive Compensation

The Company uses equity-based awards to focus NEOs on long-term performance, to align NEOs’ financial interests with those of stockholders, and to create retention platforms. Equity-based awards for NEOs are generally made based on each NEO’s position, experience and performance, and competitive equity-based compensation levels. Further, the Compensation Committee determines the terms and conditions of equity grants taking into account market practices and the objectives of the compensation program. Retaining key talent is a significant factor for the Compensation Committee in determining the level of equity awards and the vesting schedule.

In Fiscal 2024, 50% of the equity awards granted to the NEOs were in the form of time-based restricted share awards (“RSAs”) and 50% were in the form of performance-based share awards (“PSAs”) under our 2020 Omnibus Incentive Plan, as amended (the “2020 Plan”). This target value mix was used to enhance NEO retention and equity stakes, while also tying a meaningful portion of NEO compensation to specific longer-term financial performance goals and to focus management on maximizing stockholder value. The total targeted long-term opportunities and mix for our NEOs, except with respect to Mr. White, for Fiscal 2024 are set forth in the following table:

Name	RSA Component (50% Weighting in 2024)		PSA Component (50% Weighting in 2024)		Total Target LTI Opportunity
	$ Value	% of Salary	$ Value	% of Salary	$ Value	% of Salary
John A. Martins	$1,203,125	137.5%	$1,203,125	137.5%	$2,406,250	275.0%
William J. Burns	$412,500	75.0%	$412,500	75.0%	$825,000	150.0%
Susan E. Ball	$287,500	57.5%	$287,500	57.5%	$575,000	115.0%
Marc Krug	$191,250	42.5%	$191,250	42.5%	$382,500	85.0%
Phillip L. Noe	$102,987	25.0%	$102,987	25.0%	$205,975	50.0%

The Compensation Committee approves the number of RSAs and the target number of PSAs to be granted to the NEOs on March 31st of each year. If March 31st falls on a weekend or holiday, the grant date value is based on the immediately preceding business day. The grant date values of the RSAs and PSAs granted in Fiscal 2024 are set forth below and were based on the closing price of our Common Stock on the grant date. Awards are based on a percentage of each NEO’s respective base salary at the time the awards were granted, with target award opportunities unchanged from Fiscal 2023 levels. The percentages and eligibility are based on the terms of employment for certain NEOs or as may be determined by the Compensation Committee. In Fiscal 2024, the RSA and PSA target award values were each equally weighted.

Name	Grant Date Value of RSAs (per share)	Number of RSAs	Grant Date Value of PSAs at Target (per share)	Target Number of PSAs
John A. Martins	$18.72	64,270	$18.72	64,270
William J. Burns	$18.72	22,036	$18.72	22,036
Susan E. Ball	$18.72	15,358	$18.72	15,358
Marc Krug	$18.72	10,217	$18.72	10,217
Phillip L. Noe	$18.72	5,502	$18.72	5,502

All of the RSAs granted to the NEOs in Fiscal 2024 provide for vesting of 33.33% of the award on each of the first, second and third anniversaries of the grant date, subject to the NEO’s continued employment with the Company through the vesting date.

Consistent with Fiscal 2023, the PSAs granted to the NEOs in Fiscal 2024 provide for the issuance of a number of shares based on the level of attainment of cumulative Adjusted EBITDA (a non-GAAP financial measure) (weighted 75%) and cumulative Adjusted EPS (a non-GAAP financial measure) (weighted 25%), both measured over the three-year performance period ending December 31, 2026, as follows:

Performance Level	3-year Cumulative Adjusted EBITDA* Achieved (in thousands) ($000s)	Percentage of the Target Shares Earned	3-year Cumulative Adjusted EPS* Achieved	Percentage of the Target Shares Earned
Below Threshold	Less than $243,750	0%	Less than $3.42	0%
Threshold	$243,750	25%	$3.42	25%
Target	$325,000	100%	$4.56	100%
Maximum	$406,250	175%	$5.70	175%

*	This is a non-GAAP measure. See Annex A of this Amendment for a reconciliation of non-GAAP financial measures to our results as reported under GAAP.

On December 3, 2024, we entered into a Merger Agreement with Aya Healthcare, Inc. (“Aya”) and certain of its subsidiaries, pursuant to which a subsidiary of Aya will merge with and into the Company, with the Company surviving the merger as a wholly-owned indirect subsidiary of Aya (the “Aya Merger”). The completion of the Aya Merger is currently expected to occur in the second half of 2025, subject to the satisfaction of customary closing conditions, including regulatory approvals. The Aya Merger was approved by our stockholders at a special meeting held on February 28, 2025. Following the completion of the Aya Merger, the Company will become a private company, and its common stock will no longer trade on Nasdaq. Upon the completion of the Aya Merger, the RSAs that are outstanding immediately prior to the closing of the Aya Merger, other than certain RSAs granted after March 28, 2025 (which will be forfeited upon the closing of the Aya Merger) will vest in full, and the 2022 PSA grants that are outstanding immediately prior to the closing of the Aya Merger will be deemed vested at 75.5% of target and the 2023 and 2024 PSA grants that are outstanding immediately prior to the closing of the Aya Merger will be deemed vested at 50% of target, in each case contingent upon the closing of the Aya Merger.

OTHER COMPENSATION AND BENEFITS

Nonqualified Deferred Compensation Plans

We maintain the 2003 Deferred Compensation Plan and the 2017 Nonqualified Deferred Compensation Plan, each a non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).

Under the deferred compensation plans, designated employees, including our NEOs, may elect to defer the receipt of a portion of their annual base salary, bonus, and commission to our deferred compensation plans. We may also make a discretionary contribution to the deferred compensation plans on behalf of certain participants. Discretionary contributions to the 2003 Deferred Compensation Plan generally become vested three years from the date such contribution is made to the plan, upon the occurrence of a change in control, or upon a participant’s retirement, death during employment, or disability. Discretionary contributions to the 2017 Nonqualified Deferred Compensation Plan are subject to such vesting period as determined by the Company at the time of the contribution. We did not make any discretionary contributions to the plans in Fiscal 2024. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment, or death during employment. Under certain limited circumstances described in the deferred compensation plans, participants may receive distributions during employment. To enable us to meet our financial commitment under the deferred compensation plans, assets may be set aside in a corporate-owned vehicle, which assets remain available to all our general creditors in the event of our insolvency. Participants of the deferred compensation plans are our unsecured general creditors with respect to the deferred compensation plan benefits.

401(k) Plan and Other Benefits

We maintain a 401(k) plan. The plan permits eligible employees, including the NEOs, to make voluntary, pre-tax contributions to the plan, up to a specified percentage of compensation, subject to applicable tax limitations. We may make a discretionary matching contribution to the plan equal to a pre-determined percentage of an employee’s voluntary, pre-tax contributions and may make an additional discretionary profit-sharing contribution to the plan, subject to applicable tax limitations. Our NEOs are eligible for matching contributions, subject to regulatory limits on contributions to 401(k) plans. Eligible employees who elect to participate in the plan are generally vested in any matching contribution after three years of service with us and fully vested at all times in their employee contributions to the plan. The plan is intended to be tax-qualified under Section 401(k) of the Code, so that contributions to the plan and income earned on plan contributions are not taxable to employees until withdrawn from the plan, and so that our contributions, if any, will be deductible by us when made.

In addition to the 401(k) plan, we provide our NEOs with the opportunity to elect health and dental coverage, company-paid group term life insurance, disability insurance, paid time off, and paid holidays programs applicable to other employees in their locality. These benefits are designed to be competitive with overall market practices and are in place to attract and retain the necessary talent in the business.

Perquisites

Our NEOs are not entitled to any perquisites that are not otherwise available to all of our employees. Additionally, we do not provide defined benefit pension arrangements, post-retirement health coverage, or similar benefits for our executives or employees.

Employment Agreements

Mr. Martins, President and Chief Executive Officer

2022 Employment Agreement

On January 14, 2022, the Company appointed Mr. Martins as President and Chief Executive Officer (“CEO”) and as a member of the Board effective March 31, 2022 (the “Effective Date”), and entered into a new employment agreement (the “Martins Employment Agreement”) with Mr. Martins, setting forth the terms of his employment and compensation as President and CEO of the Company. The initial term (the “Initial Term”) of the Martins Employment Agreement was three years, commencing on April 1, 2022 and expiring on March 31, 2025. Thereafter, the Martins Employment Agreement automatically renews for successive one-year terms, unless either party has given at least 90 days prior written notice of such party’s intention not to renew the Martins Employment Agreement.

The Martins Employment Agreement provided for an initial base salary of $725,000 per annum, which was increased to $825,000 following the first anniversary of the Effective Date. In Fiscal 2023, the Board increased Mr. Martins’ base salary to $875,000 to align more closely with 50th percentile market values. The Board, in consultation with the Compensation Committee, will review Mr. Martins base salary on an annual basis, and will determine, in its sole discretion, whether to increase (but not decrease) his base salary. Pursuant to the Martins Employment Agreement, Mr. Martins is eligible to participate in the Company’s annual bonus plan and receive an annual incentive cash bonus with a target award opportunity equal to no less than 100% of his base salary and a maximum opportunity equal to 180% of his base salary as determined by the Compensation Committee. In addition, during the Initial Term of the Martins Employment Agreement, Mr. Martins received an annual equity award pursuant to the 2020 Plan; the target value of the annual equity award was required to be equal to 200% of his base salary for the first year and 275% of his base salary for the second and third years. Mr. Martins is also entitled to four weeks of paid vacation and is eligible to participate in all benefit plans and fringe benefit arrangements generally available to the Company’s senior executives.

Pursuant to the Martins Employment Agreement, if Mr. Martins’ employment is terminated by the Company without cause (as defined in the Martins Employment Agreement) or by Mr. Martins for good reason (as defined in the Martins Employment Agreement), he will be entitled to receive the following payments and benefits: (i) any unpaid base salary through the date of termination; (ii) reimbursement for unreimbursed business expenses incurred through the termination date; (iii) any unpaid bonus for the year immediately preceding the year in which such termination occurs; (iv) payment of unused vacation and sick time in accordance with the Company’s policy; (iv) all other applicable payments or benefits provided for by any applicable compensation arrangement or benefit, equity, or fringe benefit plan or program; and (v) subject to his execution of a release, a severance payment equal to the sum of (a) two years of his base salary plus (b) an amount equal to two times the average actual bonus paid in the immediately prior three calendar years or, in the event Mr. Martins was not an employee during such three-year period, an amount equal to two times the bonus he would have earned during the year in which the termination occurs (but not less than two times 50% of his target bonus for the year of termination) plus, (c) payment in lieu of continued benefits elected by Mr. Martins at the time of such termination, in accordance with the Company’s policies, for a period of 24 months. Additionally, any and all of Mr. Martins’ unvested stock appreciation rights, restricted stock, performance share awards (at target level performance), stock options, or other equity will immediately vest upon such termination.

In the event that Mr. Martins’ employment is terminated because the Company has provided notice of non-renewal of the Martins Employment Agreement, he will be entitled to receive items (i) through (iv) in the immediately preceding paragraph and, subject to his execution of a release of claims, continued payments of his base salary for a period of 18 months.

Pursuant to the Martins Employment Agreement, during Mr. Martin’s employment and for a period of two years thereafter, Mr. Martins may not compete with the Company in any jurisdiction in which the Company’s business is conducted nor may he intentionally interfere with the Company’s relationship with any of its suppliers, customers, or employees.

Mr. Martins is entitled to participate in the Company’s Executive Severance Plan Amended and Restated as of May 28, 2010 (the “Executive Severance Plan”); provided, however that any severance payments or benefits that would become due under the Martins Employment Agreement described above, to the extent the same as the payments and benefits owed under the Executive Severance Plan, will be paid or provided to Mr. Martins on the same schedule as under the Martins Employment Agreement and any payments or benefits under the Executive Severance Plan that are in excess of payments or benefits that would be paid or provided under the Martins Employment Agreement will be paid or provided to Mr. Martins in accordance with the terms of the Executive Severance Plan. In all cases severance relating to base salary and bonuses will be paid in equal installments in accordance with the Company’s payroll practices during the 24 month period following Mr. Martins’ termination date.

Mr. Burns, Executive Vice President and Chief Financial Officer

On February 1, 2019, the Company amended its employment agreement with Mr. Burns to appoint him as its Executive Vice President and Chief Financial Officer. Mr. Burns previously served as the Company’s Chief Operating Officer from January 2018 to February 2019 and as the Company’s Chief Financial Officer from April 2013 to January 2018. The agreement provides for a minimum base salary of $525,000 per year, subject to annual review by the Compensation Committee. His base salary was increased to $550,000 beginning in Fiscal 2022. He is eligible to participate in the Company’s annual bonus plan with a target bonus of 75% of his base salary, and 85% of his base salary beginning in Fiscal 2022, based on achieving performance goals to be established by the Compensation Committee. Per the agreement, Mr. Burns is also eligible to participate in the Company’s long-term incentive plan and receive target awards valued at 125% of his base salary, increased to 150% of his base salary beginning in Fiscal 2022, based on the level of achievement of performance goals as Chief Financial Officer to be established by the Compensation Committee.

Mr. Burns is eligible to participate in the Company’s equity incentive plan, as well as all benefit plans and fringe benefit arrangements available to our senior executives. If Mr. Burns’ employment is terminated by the Company without cause (as defined in his employment agreement) or Mr. Burns terminates his employment for good reason (as defined in his employment agreement), and if he is not otherwise entitled to receive severance benefits under our Executive Severance Plan, subject to his execution of a release, he will be entitled to a severance payment equal to one year’s base salary and health insurance benefits.

During Mr. Burns’ employment and for a period of two years thereafter, Mr. Burns may not compete with the Company in any jurisdiction in which the Company’s business is conducted nor may he intentionally interfere with the Company’s relationship with any of its suppliers, customers, or employees.

Ms. Ball, Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary

Ms. Ball joined the Company as its Corporate Counsel pursuant to the terms and conditions of an offer letter entered into on March 18, 2002 (the “Ball Offer Letter”). The Company most recently amended the Ball Offer Letter on February 22, 2021 to increase her base salary to $430,000 and change her title to include Chief Administrative Officer. Her base salary is reviewed for increase on an annual basis by the Board or the Compensation Committee. Beginning in Fiscal 2022, her base salary was increased to $500,000. For each calendar year during the term, Ms. Ball is eligible to participate in the Company’s annual bonus plan with a target bonus of 75% of her base salary, based on achieving performance goals to be established by the Compensation Committee. In addition, for each calendar year during the term, Ms. Ball is eligible to participate in the Company’s long-term incentive plan and receive target awards valued at 100% of her base salary, increased to 115% of her base salary beginning in Fiscal 2022. Such awards are based upon terms and conditions determined by the Compensation Committee. Ms. Ball is also eligible to participate in all other benefit plans and fringe benefit arrangements available to the Company’s senior executives.

If Ms. Ball’s employment is terminated by the Company without cause (as defined in the Ball Offer Letter) or if Ms. Ball terminates her employment for good reason (as defined in the Ball Offer Letter) she will be entitled to the following payments and benefits: (i) any unpaid base salary through the date of termination; (ii) reimbursement for unreimbursed business expenses incurred through the termination date; (iii) payment of unused vacation and sick time, in accordance with the Company’s policy; (iv) all other benefits under any applicable compensation arrangement or benefit, equity, or fringe benefit plan, program or grant, pursuant to the terms and conditions of such plans; and (v) continued payments of base salary in effect at the time of termination in accordance with the Company’s regular payroll practices for a period of twelve months following the date of termination.

Ms. Ball is entitled to participate in the Company’s Executive Severance Plan; provided, however, that if she is or becomes eligible to receive severance benefits under such plan, she will cease to be eligible for severance payments under the Ball Offer Letter described above and the Company’s sole obligation will be to pay her the amounts and benefits provided in the Executive Severance Plan, subject to the terms and conditions thereof.

During Ms. Ball’s employment and for a period of one year thereafter, she may not, among other things, compete with the Company in any jurisdiction in which the Company’s business is conducted nor may she intentionally interfere with the Company’s relationship with any of its suppliers, customers, or employees.

Mr. Krug, Group President

Mr. Krug joined the Company as Vice President, Advanced Practice pursuant to the terms and conditions of an offer letter entered into on March 24, 2017 (the “Krug Offer Letter”). The Company most recently amended the Krug Offer Letter on April 1, 2022, when Mr. Krug was promoted to Group President, with an increase of his annual base salary to $430,000, which is subject to annual review by the Compensation Committee. Beginning in Fiscal 2023, the Board increased Mr. Krug’s base salary to $450,000 to align more closely with 50th percentile market values. Beginning in Fiscal 2023, Mr. Krug’s target bonus was increased to 100% of his base salary, based on achieving performance goals to be established by the Compensation Committee. In addition, beginning in Fiscal 2023, Mr. Krug’s target long-term incentive award opportunity was increased to 85% of his base salary. Such awards will be upon terms and conditions determined by the Compensation Committee. Mr. Krug is also eligible to participate in all other benefit plans and fringe benefit arrangements available to the Company’s senior executives.

Mr. Krug is entitled to participate in the Company’s Executive Severance Plan. During Mr. Krug’s employment and for a period of one year thereafter, he may not, among other things, compete with the Company in any jurisdiction in which the Company’s business is conducted nor may he intentionally interfere with the Company’s relationship with any of its suppliers, customers, or employees.

Mr. Noe, Chief Information Officer

Mr. Noe joined the Company as Chief Information Officer pursuant to the terms and conditions of an offer letter entered into on April 5, 2021 (the “Noe Offer Letter”). Mr. Noe’s annual base salary is $385,000, with a 7% increase in March 2022, and is subject to annual review by the Compensation Committee. Mr. Noe’s target bonus is 50% of his base salary, based on achieving performance goals to be established by the Compensation Committee. In addition, Mr. Noe’s target long-term incentive award opportunity is 50% of his base salary. Such awards will be upon terms and conditions determined by the Compensation Committee. Mr. Noe is also eligible to participate in all other benefit plans and fringe benefit arrangements available to the Company’s senior executives.

Mr. Noe is entitled to participate in the Company’s Executive Severance Plan. During Mr. Noe’s employment and for a period of one year thereafter, he may not, among other things, compete with the Company in any jurisdiction in which the Company’s business is conducted nor may he intentionally interfere with the Company’s relationship with any of its suppliers, customers, or employees.

Mr. White, Former Chief Commercial Officer

On February 14, 2024, the Company entered into a separation agreement (the “Separation Agreement”) with Mr. White. As part of the Company’s commitment to growth and efficiency, the Company restructured the organization and Mr. White’s position was eliminated. Mr. White continued to be employed through March 31, 2024 (the “Effective Date”) and assisted with the realignment and transition of certain responsibilities pursuant to the Company’s restructuring strategy. The Separation Agreement provided for continued payment of Mr. White’s base salary for a period of six months following the Effective Date. Refer to the section below, “Potential Payments Upon Termination or Change in Control,” for additional information regarding Mr. White’s departure from the Company.

Severance & Change of Control Arrangements

We maintain an Executive Severance Plan pursuant to which, subject to executing a release, each NEO is entitled to receive certain severance payments and benefits if, within 90 days prior to, or within 18 months after, a “Change of Control” (as defined in the Executive Severance Plan) of the Company, such NEO is terminated without cause or incurs an “involuntary termination” (i.e., a resignation for good reason). The Executive Severance Plan provides for a “double-trigger” policy, which means that (1) the “Change of Control” must occur and (2) the NEO must be terminated without Cause (as defined in the Executive Severance Plan) or the NEO terminates for “Good Reason” (as defined in the Executive Severance Plan).

Under the Executive Severance Plan, as of December 31, 2024, Messrs. Martins and Burns, and Ms. Ball are entitled to receive continued base salary for a period of two years following termination, plus two times the amount of their applicable target bonus for the year in which a Change of Control occurs; and Messrs. Krug and Noe are entitled to receive continued base salary for a period of one year following termination, plus one times the amount of their applicable target bonus of the year in which a Change of Control occurs. In addition, during such two or one year period, as applicable, we would continue to make group health, life, or other similar insurance plans available to such NEO and his or her dependents pursuant to the terms of our Executive Severance Plan, and we would pay for such coverage to the extent we paid for such coverage prior to the termination of employment. The severance benefits payable under the Executive Severance Plan are subject to the execution of a release and subject to reduction to avoid any excise tax on “parachute payments” if the NEO would benefit from such reduction as compared to paying the excise tax.

Under our general severance pay policy for all of our eligible employees, if an NEO (other than Messrs. Martins and Burns and Ms. Ball, whose arrangements are included in their respective employment agreements or offer letters) is terminated without Cause (as defined in our general severance pay policy) other than in connection with a Change of Control (as defined in the Executive Severance Plan), the NEO, subject to executing a release, would be entitled to one week’s base salary for each full year of continuous service with us.

The Form DEFM14A, filed by the Company with the SEC on January 22, 2025, discusses potential severance and change of control benefits that the NEOs may be entitled to in connection with the completion of the Aya Merger. These benefits are consistent with our Executive Severance Plan (and the executive’s employment agreement, as applicable) as described above.

Anti-Hedging Policy

Pursuant to our Securities Compliance Policy and Securities Disclosure Compliance Agreement for Employees and Non-Employee Directors, our NEOs, directors, and employees may not buy or sell or participate in puts, calls, transferable options, or other speculative rights and obligations with respect to equity securities of the Company. In addition, our NEOs, directors, and employees may not make a “short sale” (i.e., the sale of securities that they do not own at the time of the sale or that will not be delivered for more than 20 days).

Stock Ownership Guidelines

Under our stock ownership guidelines, our Chief Executive Officer must hold shares of Common Stock equal to three times the CEO’s base salary, to be accumulated over three years, and the Company’s other NEOs must hold shares of Common Stock equal to one times such NEO’s base salary, to be accumulated over three years. Both unvested and fully vested RSAs and fully vested PSAs, as well as directly- and indirectly-held shares, count towards this ownership requirement. As of March 31, 2025, all currently-employed NEOs are either in compliance with our stock ownership guideline, or on track to gain compliance within such NEO’s respective three-year grace period.

Impact of Accounting and Tax Matters

As a general matter, the Compensation Committee reviews and considers the various tax and accounting implications of the compensation vehicles that we utilize. With respect to accounting matters, the Compensation Committee examines the accounting cost associated with equity compensation in light of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 718, Compensation-Stock Compensation (“ASC Topic 718”).

With respect to tax matters, the Compensation Committee considers the impact of Section 162(m) of the Code. Section 162(m) limits the income tax deduction by the Company for compensation paid to certain executive officers to $1 million per year. As a result of amendments to Section 162(m) as part of the Tax Cuts and Jobs Acts of 2017, the Company is generally no longer able to take a deduction for any compensation paid to its current or former NEOs in excess of $1 million.

Compensation Recoupment Policy

In August 2023, the Company adopted the Compensation Recoupment Policy for executive officers (the “Recoupment Policy”), effective as of December 1, 2023, to comply with final rules under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), requirements of the SEC, and listing rules of the Nasdaq Stock Market. The Recoupment Policy provides for the mandatory recoupment of erroneously awarded incentive-based compensation in the event of an accounting restatement and also provides the Compensation Committee with discretion to recoup in the event of fraud or misconduct. The Recoupment Policy further strengthens the Company’s risk mitigation program (as discussed below) by defining the economic consequences that misconduct has on the executive officer’s incentive-based compensation. The Recoupment Policy is in addition to any other requirements that might be imposed pursuant to applicable law.

Compensation Risk Management

Our Compensation Committee has specifically reviewed and, in consultation with Pearl Meyer, considered whether our executive compensation programs and policies create risks that are reasonably likely to have a material adverse effect on us. To avoid such risks, we design our programs in a balanced and diversified manner while also creating significant, yet appropriate, incentives for strong performance based on our business and strategic plan. In most cases, each component of our performance-based compensation program is subject to a limit on the amount paid. We believe that our compensation programs reflect a balance of short-term, long-term, fixed and performance-based compensation in order to not encourage excessive risk-taking. A significant portion of our compensation program includes performance-based compensation. We believe that this design ensures that our NEOs and other employees focus on the health of our business that will deliver stockholder value over time and discourages excess risk-taking by our NEOs and other employees. Our Recoupment Policy, anti-hedging policy, and stock ownership requirements also help to manage potential risks and promote alignment with stockholder interests. Accordingly, there were no material adjustments made to our compensation policies and practices during Fiscal 2024. We will continue to monitor our compensation policies and practices to determine whether our risk management objectives are being met with respect to incentivizing the Company’s employees.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Amendment No. 1 on Form 10-K/A.

THE COMPENSATION COMMITTEE

W. Larry Cash, Member
Gale Fitzgerald, Member

THIS REPORT IS NOT SOLICITING MATERIAL, IS NOT DEEMED TO BE FILED WITH THE SEC, AND IS NOT TO BE INCORPORATED BY REFERENCE IN ANY FILING OF THE COMPANY UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHETHER MADE BEFORE OR AFTER THE DATE HEREOF AND IRRESPECTIVE OF ANY GENERAL INCORPORATION LANGUAGE IN ANY SUCH FILING.

POLICIES AND PRACTICES RELATED TO THE GRANT OF CERTAIN EQUITY AWARDS CLOSE IN TIME TO THE RELEASE OF MATERIAL NONPUBLIC INFORMATION

The Company does not currently grant new awards of stock options, stock appreciation rights, or similar option-like instruments. Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event the Company determines to grant new awards of such options, the Board and the Committee will evaluate the appropriate steps to take in relation to the foregoing.

DETERMINATION OF NO ERRONEOUSLY AWARDED INCENTIVE-BASED COMPENSATION

As discussed in Note 2 - Summary of Significant Accounting Policies to the Company’s consolidated financial statements included in the Original Report, the Company identified an error in the consolidated financial statements of prior periods that it concluded was not material to the previously issued financial statements. A summary of the error revisions to the impacted financial statement line items in the previously issued financial statements is set forth in Note 19 - Immaterial Financial Restatement to Prior Period Financial Statements to the Company’s consolidated financial statements included in the Original Report. The error revisions required a recovery analysis of incentive-based compensation under the Company’s Compensation Recoupment Policy. Updated results including the errors were entered into the previous calculations for bonuses and performance shares related to the applicable periods, which resulted in no change to the awarded amounts for any given year. Thus, it was determined that there was no erroneously awarded incentive-based compensation subject to recovery as a result of the errors in any given year.

SUMMARY COMPENSATION TABLE

The following table provides a summary of the compensation received by our NEOs for the fiscal years ended December 31, 2024, 2023, and 2022.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
John A. Martins	2024	875,000	2,406,269	259,875	—	3,541,144
President and Chief	2023	869,231	2,406,275	236,250	—	3,511,756
Executive Officer	2022	646,712	1,450,026	1,189,000	—	3,285,738
William J. Burns	2024	550,205	825,028	138,848	—	1,514,081
EVP, Chief Financial	2023	550,000	825,036	126,225	—	1,501,261
Officer	2022	548,077	825.020	766,700	—	2,139,797
Susan E. Ball, EVP,	2024	500,000	575,004	111,375	—	1,186,379
Chief Administrative	2023	500,000	575,008	101,250	—	1,176,258
Officer, General	2022	495,129	575,035	615,000	—	1,685,164
Counsel and Secretary
Marc Krug	2024	450,000	382,524	133,650	—	966,174
Group President	2023	449,231	382,520	121,500	—	953,251
	2022	408,872	322,536	528,900	—	1,260,308
Phillip L. Noe, Chief	2024	411,950	205,995	61,175	—	679,120
Information Officer
Daniel J. White, Chief	2024	121,154	—	—	254,252	375,406
Commercial Officer	2023	450,000	382,520	72,000	—	904,520
	2022	327,115	382,535	547,940	—	1,257,590

(1)
Amounts in this column reflect the aggregate grant date fair value of awards of RSAs and PSAs granted under the 2020 Plan  and computed in accordance with ASC Topic 718 using the assumptions described in Note 14 of the notes to our consolidated financial statements contained in the Original Report. The aggregate grant date fair value per share of stock awards granted on March 31, 2024 was $18.72. The grant date fair value of the PSAs is based on the probable outcome of the performance conditions as of the grant date. The fair value of awards at the maximum level of achievement for the 2024 PSAs is as follows: Mr. Martins, $3,308,629; Mr. Burns, $1,134,413; Ms. Ball, $790,639; Mr. Krug, $525,976; and Mr. Noe, $283,252. Mr. White, who departed the Company on March 31, 2024 due to a restructuring that resulted in the elimination of his position, was not granted any equity awards in Fiscal 2024. Further information regarding the Fiscal 2024 awards is included in the “Grants of Plan-Based Awards” and “Outstanding Equity Awards at 2024 Year-End.”

(2)	During Fiscal 2024, Mr. White received $254,252 in severance compensation in accordance with the terms of his Separation Agreement.

GRANTS OF PLAN-BASED AWARDS

The following table summarizes equity and non-equity incentive plan awards granted to our NEOs during Fiscal 2024.

Name	Grant Date	Committee Action Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number Of Shares Of Stock Or Units (#)(3)	Grant Date Fair Value of Stock Awards ($)(4)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
John A.	3/31/24	3/22/24	315,000	875,000	1,750,000	—	—	—	—	—
Martins	3/31/24	3/22/24	—	—	—	16,068	64,270	112,473	—	1,203,134
	3/31/24	3/22/24	—	—	—	—	—	—	64,270	1,203,134
William	3/31/24	3/22/24	168,300	467,500	841.500	—	—	—	—	—
J. Burns	3/31/24	3/22/24	—	—	—	5,509	22,036	38,563	—	412,514
	3/31/24	3/22/24	—	—	—	—	—	—	22,036	412,514
Susan	3/31/24	3/22/24	135,000	375,000	675,000	—	—	—	—	—
E. Ball	3/31/24	3/22/24	—	—	—	3,840	15,358	26,877	—	287,502
	3/31/24	3/22/24	—	—	—	—	—	—	15,358	287,502
Marc	3/31/24	3/22/24	162,000	450,000	810,000	—	—	—	—	—
Krug	3/31/24	3/22/24	—	—	—	2,554	10,217	17,880	—	191,262
	3/31/24	3/22/24	—	—	—	—	—	—	10,217	191,262
Phillip	3/31/24	3/22/24	74,151	205,975	370,755	—	—	—	—	—
L. Noe	3/31/24	3/22/24	—	—	—	1,376	5,502	9,629	—	102,997
	3/31/24	3/22/24	—	—	—	—	—	—	5,502	102,997

Daniel J.	—	—	—	—	—	—	—	—	—	—
White(5)	—	—	—	—	—	—	—	—	—	—
	—	—	—	—	—	—	—	—	—	—

(1)	Constitutes threshold, target, and maximum award opportunities for our NEOs under the Company’s Annual Cash Incentive Program, as described in the Compensation Discussion and Analysis section.

(2)
Constitutes threshold, target, and maximum number of shares related to the PSAs granted to the NEOs for Fiscal 2024. PSAs have a three-year performance period ending on December 31, 2026. The PSAs provide for the issuance of a number of shares after the three-year performance period based on the level of attainment of cumulative Adjusted EBITDA (a non-GAAP financial measure) (weighted 75%) and cumulative Adjusted EPS (a non-GAAP financial measure) (weighted 25%) at the end of the three-year period, as discussed in the Compensation Discussion and Analysis section.

(3)	All other stock awards include RSAs granted to the NEOs for Fiscal 2024, as described in the Compensation Discussion and Analysis section.

(4)
Grant date fair value of each equity award is computed in accordance with ASC Topic 718. The grant date fair value of the PSAs is based on the probable outcome of the performance conditions as of the grant date. Refer to the footnotes to the Summary Compensation Table.

(5)	Mr. White did not receive any equity awards during Fiscal 2024, nor did he participate in the Company’s Annual Cash Incentive Program.

OUTSTANDING EQUITY AWARDS AT 2024 YEAR-END

The following table summarizes the outstanding equity awards as of December 31, 2024 held by our NEOs.
Name	Grant Date	Stock Awards
		Number of Shares or Units of Stock That Have Not Vested (#)(1)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
John A. Martins	3/31/22	36,411	661,224	—	—
	3/31/23	35,392	652,525	53,904	978,897
	3/31/24	64,270	1,167,143	64,270	1,167,143
William J. Burns	3/31/22	20,716	376,203	—	—
	3/31/23	12,320	223,731	18,842	335,633
	3/31/24	22,036	400,174	22,036	400,174
Susan E. Ball	3/31/22	14,439	262,212	—	—
	3/31/23	8,586	155,922	12,881	233,919
	3/31/24	15,358	278,901	15,358	278,901
Marc Krug	3/31/22	8,098	147,060	—	—
	3/31/23	5,712	103,730	8,569	155,613
	3/31/24	10,217	185,541	10,217	185,541
Phillip L. Noe	3/31/22	5,172	93,924	—	—
	3/31/23	3,076	55,860	4,615	83,808
	3/31/24	5,502	99,916	5,502	99,916
Daniel J.	4/18/22	—	—	—	—
White(4)	3/31/23	—	—	—	—

(1)
RSA awards granted to the NEOs vest in three equal installments on the anniversary of the grant date, provided that the NEO continues to be employed with us through each vesting date. PSA awards, if earned, provide for the issuance of a number of shares after the three-year performance period (at which time the performance condition is deemed to be achieved), with the underlying shares vesting and paid out on the third anniversary of the grant date.

(2)
Awards in this column include RSAs that were granted in Fiscal 2022, Fiscal 2023, and Fiscal 2024, and the PSAs that were granted in Fiscal 2022, which are deemed to be earned because the performance condition was achieved as of December 31, 2024, but that had not yet vested and paid out as of that date. The market value of the shares in this column is measured by reference to the Company’s closing stock price as of December 31, 2024 of $18.16. Fiscal 2022 PSAs were earned and vested at 75.5% of target levels.

(3)
Awards in this column include PSAs granted in Fiscal 2023 and Fiscal 2024, for which the performance period will lapse as of December 31, 2025 and December 31, 2026, respectively. The market value of the shares in this column is measured by reference to the Company’s closing stock price as of December 31, 2024 of $18.16. The amounts reflected in this column assume that all goals under the PSAs will be achieved at the target level. The amounts indicated are not necessarily indicative of the amounts that may be realized by our NEOs.

(4)	In connection with his departure from the Company on March 31, 2024, Mr. White forfeited all outstanding, unvested equity awards.

OPTION EXERCISES AND STOCK VESTED IN 2024

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
John A. Martins	43,845	820,778
William J. Burns	42,463	794,907
Susan E. Ball	28,345	530,618
Marc Krug	17,813	322,849
Phillip L. Noe	9,522	169,038
Daniel J. White	6,002	112,357

(1)	Value realized upon vesting of the stock awards represents the total number of shares vested multiplied by the closing price on the vesting date.

NONQUALIFIED DEFERRED COMPENSATION 2024

Name	Executive Contribution in Last FY ($)(a)(1)	Registrants Contributions in Last FY ($)(b)	Aggregate Earnings in Last FY ($)(c)	Aggregate Withdrawals/ Distributions ($)(d)(2)	Aggregate Balance at Last FYE ($)(e)(3)
John A. Martins	—	—	—	—	—
William J. Burns	—	—	—	—	—
Susan E. Ball	—	—	—	—	—
Marc Krug	—	—	—	—	—
Phillip L. Noe	—	—	—	—	—
Daniel J. White	96,231	—	8,739	200,770	—

(1)	Includes aggregate deferred cash compensation in Fiscal 2024, and is included in the NEO’s compensation for 2024 as reflected in the Summary of Compensation Table.

(2)	During Fiscal 2024, as a result of the elimination of his position, Mr. White received a nonqualified deferred compensation distribution.

(3)	A description of the Nonqualified Deferred Compensation Plans is set forth in the Compensation Discussion and Analysis section.

Potential Payments Upon Termination or Change in Control

The tables below describe and estimate the amounts and benefits that our NEOs, except with respect to Mr. White, would have been entitled to receive upon a change of control or a termination of their employment in certain circumstances, assuming such events occurred as of December 31, 2024 (based on the plans and arrangements in effect on such date). Where applicable, the amounts payable assume an $18.16 fair value of our Common Stock (the closing price on December 31, 2024). The estimated payments are not necessarily indicative of the actual amounts any of our NEOs would have received in such circumstances. The tables exclude (i) compensation amounts accrued through December 31, 2024 that would be paid in the normal course of continued employment, such as accrued but unpaid salary and (ii) vested account balances under our retirement plans that are generally available to all of our salaried employees.

As discussed above, on February 14, 2024, the Company entered into the Separation Agreement with Mr. White, whose position was eliminated effective March 31, 2024 as part of our corporate restructuring. Accordingly, the amounts set forth below for Mr. White represent the actual amounts that he received in connection with the termination of his employment.

Change of
Control
	Non-Change		Termination	Change of
	of Control	Termination	without	Control
	Termination	for Cause or	Cause or for	without
	without Cause	Resignation	Good Reason	Termination
John A. Martins:	($)(1)	($)	($)	($)
Cash Payment	3,500,000(2)	—	3,500,000(2)	—
Health and Life Insurance Benefits	51,234(3)	—	51,234(3)	—
Acceleration of Equity Awards	4,626,932(4)	—	4,626,932(4)	4,626,932(4)
Total Termination Benefits:	8,178,166	—	8,178,166	4,626,932

Change of
Control
	Non-Change		Termination	Change of
	of Control	Termination	without	Control
	Termination	for Cause or	Cause or for	without
	without Cause	Resignation	Good Reason	Termination
William J. Burns:	($)(1)	($)	($)	($)
Cash Payment	550,000(5)	—	2,035,000(2)	—
Health and Life Insurance Benefits	25,617(5)	—	51,234(3)	—
Acceleration of Equity Awards	—	—	1,735,914(4)	1,735,914(4)
Total Termination Benefits:	575,617	—	3,822,148	1,735,914

Change of
Control
	Non-Change		Termination	Change of
	of Control	Termination	without	Control
	Termination	for Cause or	Cause or for	without
	without Cause	Resignation	Good Reason	Termination
Susan E. Ball:	($)(1)	($)(6)	($)(7)(8)	($)
Cash Payment	500,000(10)	—	1,750,000(2)	—
Health and Life Insurance Benefits	—	—	37,756(3)	—
Acceleration of Equity Awards	—	—	1,209,856(4)	1,209,856(4)
Total Termination Benefits:	500,000	—	2,997,612	1,209,856

Change of
Control
	Non-Change		Termination	Change of
	of Control	Termination	without	Control
	Termination	for Cause or	Cause or for	without
	without Cause	Resignation	Good Reason	Termination
Marc Krug:	($)(1)	($)(6)	($)(7)(8)	($)
Cash Payment	60,577(9)	—	900,000(11)	—
Health and Life Insurance Benefits	—	—	25,576(12)	—
Acceleration of Equity Awards	—	—	777,484(4)	777,484(4)
Total Termination Benefits:	60,577	—	1,703,060	777,484

Change of
Control
	Non-Change		Termination	Change of
	of Control	Termination	without	Control
	Termination	for Cause or	Cause or for	without
	without Cause	Resignation	Good Reason	Termination
Phillip L. Noe:	($)(1)	($)(6)	($)(7)(8)	($)
Cash Payment	23,766(9)	—	617,925(11)	—
Health and Life Insurance Benefits	—	—	25,545(12)	—
Acceleration of Equity Awards	—	—	433,425(4)	433,425(4)
Total Termination Benefits:	23,766	—	1,076,895	433,425

Change of
Control
	Non-Change		Termination	Change of
	of Control	Termination	without	Control
	Termination	for Cause or	Cause or for	without
	without Cause	Resignation	Good Reason	Termination
Daniel J. White:	($)(1)	($)	($)	($)
Cash Payment	225,000(13)	—	—	—
Health and Life Insurance Benefits	—	—	—	—
Acceleration of Equity Awards	—	—	—	—
Total Termination Benefits:	225,000	—	—	—

(1)
“Cause” is generally defined under Mr. Martin’s employment agreement as: (i) an act or acts of fraud or dishonesty which results in the personal enrichment of him or another person or entity at the expense of the Company; (ii) his admission, confession, pleading of guilty or nolo contendere to, or conviction of (x) any felony (other than third degree vehicular infractions), or (y) of any other crime or offense involving misuse or misappropriation of money or other property; (iii) his knowing, intentional, and material breach of the Company’s Code of Conduct for Senior Officers; or (iv) his gross negligence or willful misconduct with respect to his duties that results in material harm to the Company.

“Cause” is generally defined under Mr. Burns’ employment agreement as: (i) an act or acts of fraud or dishonesty which results in the personal enrichment of him or another person or entity at the expense of the Company; (ii) admission, confession, pleading of guilty or nolo contendere to, or conviction of (x) any felony (other than third degree vehicular infractions), or (y) of any other crime or offense involving misuse or misappropriation of money or other property; (iii) continued material breach of the Company’s Code of Conduct or any obligations under the employment agreement for 30 days after the Company has given notice thereof in reasonable detail, if such breach has not been cured by him during such period; or (iv) gross negligence or willful misconduct with respect to his duties or gross misfeasance of office.

“Cause” is generally defined under Ms. Ball’s, Mr. Krug’s, Mr. Noe’s, and Mr. White’s offer letters as: (i) an act or acts of fraud or dishonesty which results in the personal enrichment of him/her or another person or entity at the expense of the Company; (ii) pleading of guilty or nolo contendere to, or conviction of (x) any felony (other than third degree vehicular infractions), or (y) of any other crime or offense involving misuse or misappropriation of money or other property; (iii) knowing, intentional, and material breach of the Company’s Code of Conduct for Senior Officers; or (iv) gross negligence or willful misconduct with respect to his or her duties or gross misfeasance of office that results in material harm to the Company.

“Good Reason” is generally defined under Mr. Martin’s employment agreement as, without his written consent, the occurrence of any of the following events that are not cured by the Company within 30 days of written notice specifying the occurrence of such Good Reason event, which notice will be given to the Company within 90 days after the occurrence of the Good Reason event: (i) a material diminution in his then authority, duties, or responsibilities; (ii) a material diminution in his compensation components; (iii) a relocation of his principal business location to a location more than 25 miles outside of Boca Raton, Florida; or (iv) any material breach of the employment agreement by the Company.

“Good Reason” is generally defined under Mr. Burns’ employment agreement as, without his written consent, the occurrence of any of the following events that are not cured by the Company within 30 days of written notice specifying the occurrence of such Good Reason event, which notice will be given to the Company within 90 days after the occurrence of the Good Reason event: (i) a material diminution in his then authority, duties, or responsibilities; (ii) a material diminution in his base salary; (iii) a relocation of his principal business location to a location more than 50 miles outside of Boca Raton, Florida; or (iv) any material breach of the employment agreement by the Company.

“Good Reason” is generally defined under Ms. Ball’s, Mr. Krug’s, Mr. Noe’s, and Mr. White’s offer letters as, without his or her written consent, the occurrence of any of the following events that are not cured by the Company within 30 days of written notice specifying the occurrence of such Good Reason event, which notice will be given to the Company within 90 days after the occurrence of the Good Reason event: (i) a material diminution in his or her then authority, duties or responsibilities or assignment of duties that are inconsistent with his or her status, title or position; (ii) a material diminution in his or her base salary or other compensation components; (iii) a relocation of his or her principal business location to a location more than 50 miles outside of Boca Raton, Florida; or (iv) any material breach of the employment agreement by the Company.

(2)
Represents two times the sum of base salary and target bonus. The severance benefits payable under the Executive Severance Plan are subject to reduction to avoid any excise tax on “parachute payments” if the NEO would benefit from such reduction as compared to paying the excise tax. Severance payments are paid pro-rata over one year in accordance with the Company’s normal payroll practices starting 60 days after separation from service.

(3)	Represents two years of continued health and life insurance benefits, paid in accordance with the Company’s normal practices.

(4)
Represents the value of unvested restricted stock (RSAs) that would accelerate and vest on a change in control (as defined in the 2024 Omnibus Incentive Plan). The value is calculated by multiplying the number of shares of restricted stock (RSAs) that accelerate by the per share closing price of the Common Stock on December 31, 2024 of $18.16. Awards issued on or after June 20, 2014, including performance-based share awards (PSAs), do not vest on change in control except at the discretion of the Compensation Committee. The above table assumes that all awards will vest upon a change in control. Under Mr. Martins’ employment agreements, awards will also vest upon a non-change of control termination without cause.

(5)	Represents the sum of one year base salary and one year of benefits for Mr. Burns, paid pro-rata over one year in accordance with the Company’s normal payroll practices.

(6)
“Cause” is generally defined under our Executive Severance Plan as: (i) an NEO engaging in actions that are injurious to us (monetarily or otherwise) or (ii) an NEO’s conviction for any felony or any criminal violation involving dishonesty or fraud.

(7)
Under the Executive Severance Plan, “cause” is as defined under an NEO’s employment agreement with us, but (i) if the NEO does not have an employment agreement with us that defines “cause,” then “cause” is defined as termination due to an NEO’s insubordination, dishonesty, fraud, incompetence, moral turpitude, misconduct, refusal to perform his or her duties or responsibilities for any reason other than illness or incapacity, or materially unsatisfactory performance of his or her duties for us or an affiliate as determined by the Compensation Committee in its sole discretion; or (ii) in the case where there is an employment agreement, or similar agreement, in effect between us or an affiliate and the NEO at the termination date that defines “cause” (or words of like import), “cause” as defined under such agreement; provided, however, that with regard to any agreement that conditions “cause” on occurrence of a change of control, such definition of “cause” shall not apply until a change of control actually takes place and then only with regard to a termination thereafter. Notwithstanding the foregoing, an NEO shall be deemed to be terminated for “Cause” if the NEO: (i) breaches the terms of any agreement between the Company or an affiliate and the NEO including, without limitation, an employment agreement or non-competition agreement or (ii) discloses to anyone outside of the Company or its affiliates, or uses in other than the Company’s or its affiliates’ business, without written authorization from the Company, any confidential information or proprietary information relating to the business of the Company or its affiliates acquired by the NEO prior to the termination date.

(8)
“Good reason” (called an “involuntary termination” under the Executive Severance Plan) is generally defined under the Executive Severance Plan as: (i) without the employee’s express written consent, a significant reduction of the employee’s duties, position or responsibilities relative to the NEO’s duties, position or responsibilities in effect immediately prior to such reduction, or the removal of the NEO from such position, duties, and responsibilities, unless the NEO is provided with comparable duties, position and responsibilities; provided, however, that a reduction in duties, position, or responsibilities solely by virtue of the Company being acquired and made part of a larger entity shall not constitute an “Involuntary Termination”; (ii) a reduction by the Company of the NEO’s base salary as in effect immediately prior to such reduction; (iii) a material reduction by the Company in the kind or level of employee benefits to which the NEO is entitled immediately prior to such reduction with the result that the NEO’s overall benefits package is materially reduced (unless such reduction is applicable to all employees); or (iv) without the NEO’s express written consent, the relocation of the NEO to a facility or a location more than 35 miles from his or her current location.

(9)	Represents one week of base salary for each full year of continuous service with us.

(10)	Represents one year of base salary for Ms. Ball, paid pro-rata over one year in accordance with the Company’s normal payroll practices.

(11)
Represents the sum of one year of base salary plus target bonus, paid pro-rata over one year in accordance with the Company’s normal payroll practices. The severance benefits payable under the Executive Severance Plan are subject to reduction to avoid any excise tax on “parachute payments” if the NEO would benefit from such reduction as compared to paying the excise tax.

(12)	Represents one year of continued health and life insurance benefits, paid in accordance with the Company’s normal practices.

(13)	Represents six months of base salary for Mr. White, whose position was eliminated effective March 31, 2024 as part of our corporate restructuring, paid in accordance with his Separation Agreement.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of the individual identified as our “median” paid employee and the annual total compensation of John A. Martins, our President and Chief Executive Officer.

For purposes of determining our pay ratio for Fiscal 2024, the annual total compensation of our median employee (excluding our PEO) was $27,384 and the total compensation of our PEO was $3,541,144. Based on this information, the ratio of the annual total compensation of our PEO to that of our median employee for Fiscal 2024 was 129 to 1.

The methodology and material assumptions, adjustments, and estimates used to identify our median employee for this purpose were as follows:

We determined that, as of December 31, 2024, our employee population, including our full-time, part-time, and temporary employees, consisted of approximately 10,113 individuals, with 9,543 of these individuals located in the U.S. and 570 individuals located outside the U.S. Under SEC rules, which provide an exemption for a de minimis number of employees located outside of the U.S., we excluded 570 employees located in India from this employee population. For purposes of determining our pay ratio, our designated employee population included a total of 9,543 U.S. employees and 0 non-U.S. employees.

To identify the median employee, we used total cash compensation as our consistently applied compensation measure. For new employees, who were hired in Fiscal 2024 but did not work for the Company for the entire fiscal year, compensation was annualized for the full year and compensation for part-time employees was annualized but not converted into a full-time equivalent. We did not make any cost-of-living adjustments in identifying the median employee. Using this methodology, we determined our new median employee based on the actual cash compensation, consisting of salary, overtime pay, bonus and commissions, and other cash earnings, paid to each employee in the identified employee population for the period from January 1, 2024 through December 31, 2024.

Once we identified our median employee, the employee’s total compensation for 2024 was determined in accordance with Item 402(c)(2)(x) of Regulation S-K, resulting in the annual total compensation amount reported above. With respect to our PEO’s annual total compensation, we used the amount reported in the Total column in the Summary Compensation Table.

We believe the above pay ratio disclosure is a reasonable estimate calculated in a manner consistent with SEC rules and guidance; however, due to the flexible approaches permitted in calculating the PEO pay ratio, comparisons among companies may not be very meaningful.

Pay versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation actually paid and the Company’s financial performance for the fiscal years listed below. You should refer to our Compensation Discussion and Analysis (“CD&A”) for a complete description of how executive compensation relates to Company performance and how the Compensation Committee makes its decisions.

The following table discloses information on “compensation actually paid” (“CAP”) to our principal executive officers (“PEOs”) and to our other NEOs on an average basis (“non-PEO NEOs”) during the specified years alongside total shareholder return (“TSR”) and net income metrics, as well as a Company-selected measure of Adjusted EBITDA, which is a non-GAAP measure. See Annex A of this Amendment for a reconciliation of non-GAAP financial measures to our results as reported under GAAP.

The Company believes that Adjusted EBITDA is the most important financial metric in linking actual incentives earned by our NEOs to Company performance. The majority (60%) of target annual cash incentive award opportunities for our NEOs are tied to Adjusted EBITDA goals. The PSAs granted to the NEOs in Fiscal 2024 provided for the issuance of shares based on the level of attainment of cumulative Adjusted EBITDA over a three-year performance period (weighted 75%) and cumulative Adjusted EPS over the three-year performance period (a non-GAAP financial measure) (weighted 25%).

Pursuant to SEC rules, the TSR figures assume an initial investment of $100 on December 31, 2019. As permitted by SEC rules, the peer group referenced for purposes of the TSR comparison is the group of companies included in the Dow Jones US Business Training & Employment Agencies Index, which is the industry peer group used for purposes of Item 201(e) of Regulation S-K.

							Value of Initial Fixed $100 Investment Based On:
Year	Summary Compensation Table Total for PEO- Clark	Summary Compensation Table Total for PEO- Martins	Compensation Actually Paid to PEO-Clark	Compensation Actually Paid to PEO- Martins	Average Summary Compensation Table Total for Non-PEO NEOs	Average Compensation ActuallyPaid to Non-PEO NEOs	Total Shareholder Return	Peer Group Total Shareholder Return	Net (Loss) Income	Company Selected Measure Adjusted EBITDA
(a)	($)(b)	($)(b)	($)(c)	($)(c)	($)(d)(1)	($)(e)(1)	($)(f)	($)(g)	($)(h)	($)(i)
2024(2)	N/A	3,541,144	N/A	1,466,865	944,232	440,337	156.28	91.71	(14,556,062)	49,073,400
2023(3)	N/A	3,511,756	N/A	1,516,035	1,133,823	335,914	196.70	95.97	72,630,799	144,420,693
2022(4)	483,840	3,285,738	(1,659,783)	4,131,136	1,585,715	1,636,920	230.84	97.12	188,460,809	301,716,323
2021(5)	4,446,758	N/A	17,863,020	N/A	1,446,211	3,577,462	240.83	142.34	132,002,036	162,053,021
2020(6)	4,126,562	N/A	3,401,723	N/A	1,311,344	1,138,485	77.06	105.21	(12,961,764)	36,321,949

(1)          The following non-PEO NEOs are included in the average figures shown in columns (d) and (e):
2024: William J. Burns, Susan E. Ball, Marc Krug, Phillip L. Noe, and Daniel J. White
2022 and 2023: William J. Burns, Susan E. Ball, Daniel J. White, and Marc Krug
2021: John A. Martins, William J. Burns, Susan E. Ball, and Buffy S. White
2020: William J. Burns, Susan E. Ball, Stephen A. Saville, and Buffy S. White

The methodology for calculating amounts presented in the columns “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs,” including details regarding the amounts that were deducted from, and added to, the Summary Compensation Table totals to arrive at the values presented for CAP, are provided in the below footnotes to the table.

	PEO - Martins	Average
Note (2) - 2024 Adjustments		non-PEO NEOs
	($)	($)
Deductions for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable Fiscal Year (“FY”)	(2,406,269)	(397,710)
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	1,167,143	192,906
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	—	—
Increase/deduction for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	(663,279)	(129,491)
Increase/deduction for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	(171,874)	(85,614)
Deduction of ASC 718 Fair Value of Awards Granted during Prior FY that were Forfeited during Applicable FY, determined as of Prior FY End	—	(83,986)
Increase based on Dividends or Other Earnings Paid during Applicable FY prior to Vesting Date	—	—
Increase based on Incremental Fair Value of Options/SARs Modified during Applicable FY	—	—
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the Summary Compensation Table for Applicable FY	—	—
Increase for Service Cost and, if applicable, Prior Service Cost for Pension Plans	—	—
Total Adjustments	(2,074,279)	(503,895)
Summary Compensation Table Total	3,541,144	—
Average Summary Compensation Table Total	—	944,232
Compensation Actually Paid	1,466,865	—
Average Compensation Actually Paid	—	440,337

	PEO - Martins	Average
Note (3) - 2023 Adjustments		non-PEO NEOs
	($)	($)
Deductions for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	(2,406,275)	(541,271)
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	1,525,483	343,145
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	—	—
Increase/deduction for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	(1,043,746)	(447,151)
Increase/deduction for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	(71,183)	(152,632)
Deduction of ASC 718 Fair Value of Awards Granted during Prior FY that were Forfeited during Applicable FY, determined as of Prior FY End	—	—
Increase based on Dividends or Other Earnings Paid during Applicable FY prior to Vesting Date	—	—
Increase based on Incremental Fair Value of Options/SARs Modified during Applicable FY	—	—
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the Summary Compensation Table for Applicable FY	—	—
Increase for Service Cost and, if applicable, Prior Service Cost for Pension Plans	—	—
Total Adjustments	(1,995,721)	(797,909)
Summary Compensation Table Total	3,511,756	—
Average Summary Compensation Table Total	—	1,133,823
Compensation Actually Paid	1,516,035	—
Average Compensation Actually Paid	—	335,914

	PEO - Clark	PEO - Martins	Average
Note (4) - 2022 Adjustments			non-PEO NEOs
	($)	($)	($)
Deductions for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	(125,009)	(1,450,026)	(526,282)
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	191,331	2,355,724	865,732
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	—	—	—
Increase/deduction for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	(433,563)	(26,220)	(59,505)
Increase/deduction for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	(1,776,382)	(34,080)	(228,740)
Deduction of ASC 718 Fair Value of Awards Granted during Prior FY that were Forfeited during Applicable FY, determined as of Prior FY End	—	—	—
Increase based on Dividends or Other Earnings Paid during Applicable FY prior to Vesting Date	—	—	—
Increase based on Incremental Fair Value of Options/SARs Modified during Applicable FY	—	—	—
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the Summary Compensation Table for Applicable FY	—	—	—
Increase for Service Cost and, if applicable, Prior Service Cost for Pension Plans	—	—	—
Total Adjustments	(2,143,623)	845,398	51,205
Summary Compensation Table Total	483,840	3,285,738	—
Average Summary Compensation Table Total	—	—	1,585,715
Compensation Actually Paid	(1,659,783)	4,131,136	—
Average Compensation Actually Paid	—	—	1,636,920

	PEO - Clark	Average
Note (5) - 2021 Adjustments		non-PEO NEOs
	($)	($)
Deductions for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	(2,268,758)	(432,826)
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	5,395,467	1,029,328
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	—	—
Increase/deduction for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	9,726,542	1,434,406
Increase/deduction for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	563,011	100,343
Deduction of ASC 718 Fair Value of Awards Granted during Prior FY that were Forfeited during Applicable FY, determined as of Prior FY End	—	—
Increase based on Dividends or Other Earnings Paid during Applicable FY prior to Vesting Date	—	—
Increase based on Incremental Fair Value of Options/SARs Modified during Applicable FY	—	—
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the Summary Compensation Table for Applicable FY	—	—
Increase for Service Cost and, if applicable, Prior Service Cost for Pension Plans	—	—
Total Adjustments	13,416,262	2,131,251
Summary Compensation Table Total	4,446,758	—
Average Summary Compensation Table Total	—	1,446,211
Compensation Actually Paid	17,863,020	—
Average Compensation Actually Paid	—	3,577,462

	PEO - Clark	Average
Note (6) - 2020 Adjustments		non-PEO NEOs
	($)	($)
Deductions for Amounts Reported under the “Stock Awards” and “Option Awards” Columns in the Summary Compensation Table for Applicable FY	(2,268,758)	(430,320)
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Remain Unvested as of Applicable FY End, determined as of Applicable FY End	2,558,209	485,221
Increase based on ASC 718 Fair Value of Awards Granted during Applicable FY that Vested during Applicable FY, determined as of Vesting Date	—	—
Increase/deduction for Awards Granted during Prior FY that were Outstanding and Unvested as of Applicable FY End, determined based on change in ASC 718 Fair Value from Prior FY End to Applicable FY End	(620,484)	(119,689)
Increase/deduction for Awards Granted during Prior FY that Vested During Applicable FY, determined based on change in ASC 718 Fair Value from Prior FY End to Vesting Date	(393,806)	(108,071)
Deduction of ASC 718 Fair Value of Awards Granted during Prior FY that were Forfeited during Applicable FY, determined as of Prior FY End	—	—
Increase based on Dividends or Other Earnings Paid during Applicable FY prior to Vesting Date	—	—
Increase based on Incremental Fair Value of Options/SARs Modified during Applicable FY	—	—
Deduction for Change in the Actuarial Present Values reported under the “Change in Pension Value and Nonqualified Deferred Compensation Earnings” Column of the Summary Compensation Table for Applicable FY	—	—
Increase for Service Cost and, if applicable, Prior Service Cost for Pension Plans	—	—
Total Adjustments	(724,839)	(172,859)
Summary Compensation Table Total	4,126,562	—
Average Summary Compensation Table Total	—	1,311,344
Compensation Actually Paid	3,401,723	—
Average Compensation Actually Paid	—	1,138,485

As required, below is an unranked list of the most important measures used by the Company to link compensation actually paid to all our NEOs, including the PEO, to Company performance for Fiscal 2024. For further information regarding these performance metrics and their function in our executive compensation program, please see “Compensation Discussion and Analysis.”

2024 Most Important Measures (Unranked)

Revenue
Adjusted EBITDA
Adjusted EPS

Relationship between “Compensation Actually Paid” and Performance Measures

The charts below show, for the past five years, the relationship of the Company’s TSR relative to its peers as well as the relationship between the PEO and non-PEO CAP and (i) the Company’s TSR; (ii) the Company’s net (loss) income; and (iii) the Company’s Adjusted EBITDA.

CAP, as required under SEC rules, reflects adjusted values to unvested and vested equity awards during the years shown in the table based on year-end stock prices, various accounting valuation assumptions, and projected performance modifiers but does not reflect actual amounts paid under those awards. CAP generally fluctuates due to stock price achievement and varying levels of projected and actual achievement of performance goals (as reflected in the significant increase to 2021 CAP). For a discussion of how our Compensation Committee assessed our performance and our NEOs’ pay each year, see “Compensation Discussion and Analysis” in this Amendment and in the proxy statements for the Annual Meetings of Stockholders held in 2020 through 2024.

Total Shareholder return in the above chart, in the case of both the Company and the Dow Jones US Business Training & Employment Agencies Index as noted in the Pay versus Performance table, reflects the cumulative return of $100 as if invested on December 31, 2019.

Compensation Actually Paid v. Company TSR
$20,000,000
$18,000,000
$16,000,000
$14,000,000
$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$-
$300
$250
$200
$150
$100
$50
$-
2020
2021
2022
2023
2024
PEO Comp Actually Paid
NEO Avg Comp Actually Paid
Company TSR

In Fiscal 2022, the PEO compensation included two PEOs, Mr. Clark, who retired on March 31, 2022, and Mr. Martins, who was appointed as PEO on March 31, 2022. Mr. Clark transitioned to the role of Chairman of the Board. As a result, his compensation includes the grant he was awarded on June 1, 2022 as a member of the Board.

Compensation Actually Paid v. Adjusted EBITDA
$20,000,000
$18,000,000
$16,000,000
$14,000,000
$12,000,000
$10,000,000
$8,000,000
$6,000,000
$4,000,000
$2,000,000
$-
$350,000
$300,000
$250,000
$200,000
$150,000
$100,000
$50,000
$-
2020
2021
2022
2023
2024
PEO Comp Actually Paid
NEO Avg Comp Actually Paid
Adjusted EBITDA (in thousands)

Compensation of the PEO and non-PEO NEOs includes long-term incentive awards, of which a certain percentage, ranging from 33% in Fiscal 2020 to 50% in Fiscal 2024, are tied to the future performance of the Company, including Adjusted EBITDA.

NON-EMPLOYEE DIRECTOR COMPENSATION

Annually, the Compensation Committee evaluates the Company’s non-employee director compensation design, competitiveness and effectiveness, to help ensure that the director compensation program continues to facilitate the attraction and retention of highly qualified Board members. During Fiscal 2024, the Compensation Committee engaged Pearl Meyer to review the competitiveness of our non-employee director compensation program relative to industry peers and other comparably-sized organizations and provide recommendations as deemed appropriate. The industry peer groups used in these periodic market studies are the same peer groups used to assess pay competitiveness for named executive officers. Following the Fiscal 2024 analysis, the Compensation Committee did not make any changes to Board compensation. The non-employee director stock ownership requirement remains at three times the Board cash retainer value. The Compensation Committee annually reviews the independence of Pearl Meyer. Pearl Meyer does not perform any additional services for the Company other than its compensation consulting services to the Compensation Committee and is deemed to be independent under relevant stock exchange standards.

In Fiscal 2024, our independent directors were awarded cash fees based on the schedule set forth below, payable on a quarterly basis. Only non-employee directors receive compensation for their services as directors. Compensation for Mr. Martins, our current President and Chief Executive Officer, is reflected in the Summary Compensation Table and discussed within “Compensation Discussion and Analysis”.

Board Cash Retainer	$75,000

Chairman of Board Service	$85,000

Audit Committee Chairperson Service	$25,000

Compensation Committee Chairperson Service	$15,000

Governance and Nominating Committee Chairperson Service	$12,250

Lead Independent Director Service	$25,000

Consistent with historic practice, no payments were made for non-chairperson committee member services in Fiscal 2024.

Equity Compensation
During Fiscal 2024, Messrs. Clark, Cash, Allen, Bhamidipati, and Perlberg and Mses. Fitzgerald and Nevin each received a grant of restricted shares of Common Stock on June 1, 2024, under the Company’s Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan (the “2024 Plan”). Each such grant consisted of a number of shares of restricted Common Stock equal to approximately $150,000, based on the closing price of our Common Stock on the date of grant. The vesting period for the restricted shares granted to directors is one year, which aligns with the Company’s annual Board term.

Travel Reimbursement
All independent directors are reimbursed for the reasonable travel expenses they incur in attending meetings of the Board or Board committees.

Stock Ownership Requirement
Non-employee directors are required to hold an amount of the Company’s Common Stock equal to three times the annual Board cash retainer of $75,000, which amount may be accumulated over five years. Unvested restricted shares and indirectly owned shares are included in determining whether the threshold has been achieved. As of March 31, 2025, all current directors are in compliance, or on track to gain compliance within his or her respective five-year grace period, with our stock ownership guidelines.

2024 DIRECTOR COMPENSATION TABLE

The following table provides compensation information for our non-employee directors for Fiscal 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1) (2)	Total ($)
Dwayne Allen	75,000	150,000	225,000
Venkat Bhamidipati	100,000	150,000	250,000
W. Larry Cash	100,000	150,000	250,000
Kevin C. Clark	160,000	150,000	310,000
Gale Fitzgerald	87,252	150,000	237,252
Janice E. Nevin, M.D., MPH	75,000	150,000	225,000
Mark Perlberg, JD(3)	90,000	150,000	240,000

(1)
Amounts in this column reflect the aggregate grant date fair value of awards of restricted stock granted under our 2024 Plan and computed in accordance with ASC Topic 718. The assumptions used in determining the amounts in this column are set forth in Note 14 to our consolidated financial statements included in the Original Report. The restricted stock was granted on June 1, 2024 with a grant date fair value per share of $15.12. All awards will vest on the first anniversary of such award’s grant date. Based on a grant date fair value of approximately $150,000, the actual number of shares of restricted stock granted to each director was 9,921 shares.

(2)
Aggregate restricted shares outstanding as of December 31, 2024 for each non-management director were as follows: Dwayne Allen: 9,921; Venkat Bhamidipati: 9,921; W. Larry Cash: 9,921; Kevin C. Clark: 9,921; Gale Fitzgerald: 9,921; Janice E. Nevin: 9,921; and Mark Perlberg: 9,921.

(3)	Mr. Perlberg served on the Board until his passing on March 11, 2025, subsequent to which the Board determined that all of his outstanding equity awards would vest on March 11, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of March 17, 2025, regarding the beneficial ownership of our Common Stock by each person who is known by us to be the beneficial owner of 5% or more of our Common Stock, each of our named executive officers, each of our directors and director nominees, and all directors and executive officers as a group. The number of shares of Common Stock beneficially owned includes shares of Common Stock such individual or group has the right to acquire within 60 days of March 17, 2025. The percentages in the last column are based on 32,806,883 shares of Common Stock outstanding on March 17, 2025, plus the number of shares of Common Stock deemed to be beneficially owned by such individual or group pursuant to Rule 13d-3(d)(1) of the Exchange Act. In each case, except as otherwise indicated in the footnotes to the table, the shares shown in the second column are owned directly by the individual or members of the group named in the first column and such individual or group members have sole voting and dispositive power with respect to the shares shown. For purposes of this table, beneficial ownership is determined in accordance with federal securities laws and regulations. Persons shown in the table disclaim beneficial ownership of all securities not held by such persons directly and inclusion in the table of shares not owned directly by such persons does not constitute an admission that such shares are beneficially owned by the director or officer for purposes of Section 16 of the Exchange Act or any other purpose. The address of each director, director nominee, and named executive officer is c/o Cross Country Healthcare, Inc., 6551 Park of Commerce Boulevard, N.W., Boca Raton, Florida 33487.

Name	Number of Shares of Common Stock Beneficially Owned		Percentage of Outstanding Common Stock Owned
BlackRock Inc.
50 Hudson Yards
New York, NY 10001	2,869,728	(a)	8.7%
Magnetar Financial LLC
1603 Orrington Avenue	2,324,229
Evanston, IL 60201		(b)	7.1%
Dimensional Fund Advisors LP
6300 Bee Cave Road, Building One	2,256,832
Austin, TX 78746		(c)	6.9%
The Vanguard Group
100 Vanguard Blvd.	1,832,936
Malvern, PA 19355		(d)	5.6%
Dwayne Allen	14,791	(e)	*
Susan E. Ball	175,400	(f)	*
Venkat Bhamidipati	14,749	(g)	*
William J. Burns	241,600	(h)	*
W. Larry Cash	199,632	(i)	*
Kevin C. Clark	654,129	(j)	2.0%
Gale Fitzgerald	175,569	(k)	*
Marc S. Krug	34,883	(l)	*
John A. Martins	155,501	(m)	*
Janice E. Nevin, M.D., MPH	33,606	(n)	*
Phil Noe	10,162	(o)	*
All directors and executive officers as a group	1,784,998
(15 individuals)			5.4%

*     Less than 1%

(a)
The information regarding the beneficial ownership of shares by BlackRock, Inc. was obtained from the amendment to Schedule 13G filed with the SEC on February 5, 2025. Such statement disclosed that BlackRock, Inc. has sole voting power over 2,780,018 shares and has sole dispositive power over 2,869,728 shares.

(b)
The information regarding the beneficial ownership of shares by Magnetar Financial LLC was obtained from the amendment to Schedule 13D filed with the SEC on January 6, 2025. Such statement disclosed that Magnetar Financial LLC has shared voting power over 2,324,229 shares and has shared dispositive power over 2,324,229 shares.

(c)
The information regarding the beneficial ownership of shares by Dimensional Fund Advisors LP was obtained from the Schedule 13G filed with the SEC on February 9, 2024. Such statement disclosed that Dimensional Fund Advisors LP possesses sole voting power over 2,212,525 shares and sole dispositive power over 2,256,832 shares.

(d)
The information regarding the beneficial ownership of shares by The Vanguard Group was obtained from the amendment to Schedule 13G filed with the SEC on January 30, 2025. Such statement disclosed that The Vanguard Group possesses shared voting power over 22,304 shares, sole dispositive power over 1,782,745 shares, and shared dispositive power over 50,191 shares.

(e)	Includes 9,921 shares of Restricted Stock.

(f)	Includes 28,366 shares of Restricted Stock.

(g)	Includes 9,921 shares of Restricted Stock.

(h)	Includes 40,700 shares of Restricted Stock.

(i)	Includes 9,921 shares of Restricted Stock.

(j)	Includes 9,921 shares of Restricted Stock.

(k)	Includes 9,921 shares of Restricted Stock.

(l)	Includes 18,409 shares of Restricted Stock.

(m)	Includes 111,353 shares of Restricted Stock.

(n)	Includes 9,921 shares of Restricted Stock.

(o)	Includes 10,162 shares of Restricted Stock.

Item 13.	Certain Relationships and Related Transactions and Director Independence

RELATED PARTY TRANSACTIONS

The Company documents its processes and controls surrounding the validity, accuracy, and completeness of related party transactions. We compile related party listings which management discusses during quarterly disclosure committee meetings. Accounting teams review general ledger and sub-ledger transactions based on the listings to identify and quantify related party transactions. Contracts associated with related party transactions are sent to our General Counsel, who discusses the contracts with the Chief Executive Officer and the Chief Financial Officer for further action. The Company has deemed it reasonable to establish a $0 threshold and to disclose all related party transactions, defined as those transactions between the Company and any “related party” as defined under applicable SEC regulations.

On an ongoing basis, the Audit Committee reviews all related party transactions, if any, for potential conflicts of interest. All such transactions must be approved by the Audit Committee.

The following summarizes all of the related party transactions for Fiscal 2024. All of the below transactions were approved in advance by the Audit Committee.

•
Mark Fortunato is employed by Cross Country Healthcare, Inc. as Vice President of Corporate Development. He is the son-in-law of Kevin C. Clark, former President and Chief Executive Officer and current Chairman of the Board. In Fiscal 2024, Mr. Fortunato’s compensation and benefits were comparable to those generally available to similarly situated employees.

•
The Company transacts business with Recruitics, a company which provides digital marketing services and is related to Mr. Clark, former CEO and current Chairman of the Board. Expenses paid to this firm in Fiscal 2024 were $478,000.

•
During Fiscal 2024, the Company provided services in the amount of $561,454 to ChristianaCare, a network of non-profit hospitals. Dr. Janice E. Nevin, a non-employee director of the Company, is President and Chief Executive Officer of ChristianaCare.

•
During Fiscal 2024, the Company provided services in the amount of $4,327,062 to Beth Israel, a non-profit integrated health system. Gale Fitzgerald, a non-employee director of the Company, serves on the Board of Trustees of Beth Israel Deaconess Hospital.

The Company’s Code of Conduct, which is signed by all employees on an annual basis, requires that all employees avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and the interests of the Company, and must disclose any such conflicts to the Company. Members of the Board and the Company’s executive officers are each required to complete an annual questionnaire which includes disclosure of any interests they have in companies which transact business with Cross Country or any of its affiliates.

DIRECTOR INDEPENDENCE

Our securities are listed on the Nasdaq and, as set forth in our Governance Guidelines, we use the standards of “independence” prescribed by Nasdaq requirements. Under Nasdaq rules, a majority of a listed company’s board of directors must be independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit committee and compensation committee be independent and satisfy additional independence criteria set forth in Rules 10A-3 and 10C-1, respectively, under the Exchange Act. Under Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Annually, each member of the Board is required to complete a questionnaire designed in part to provide information to assist the Board in determining if the director is independent under the Nasdaq rules. Based upon information requested from and provided by each director concerning their background, employment, and affiliations, including family relationships, our Board has determined, upon the recommendation of our Governance and Nominating Committee, that the following directors are independent and have no material relationship with the Company: Dwayne Allen, Venkat Bhamidipati, W. Larry Cash, Gale Fitzgerald, and Janice E. Nevin, M.D., MPH. Additionally, during his tenure as a director, Mark Perlberg was determined by the Board to be independent. Mr. Cash serves as the Board’s Lead Independent Director.

As Mr. Martins is our President and Chief Executive Officer, he is not independent, and as Mr. Clark was our former President and Chief Executive Officer, he is not independent. The Board has also determined that each of the current members of our Audit Committee and our Compensation Committee satisfies the independence standards for such committee established by Rules 10A-3 and 10C-1 under the Exchange Act, the SEC rules, and the Nasdaq rules, as applicable, and that the current members of the Governance and Nominating Committee are also independent.

Item 14.	Principal Accounting Fees and Services

INDEPENDENT REGISTERED ACCOUNTING FIRM FEES

Fees to Deloitte & Touche LLP (Boca Raton, Florida, PCAOB ID No. 34) for services rendered during the fiscal years ended December 31, 2024 and December 31, 2023 are set forth below.

	2024	2023
Audit Fees	$2,001,560	$1,672,878
Audit-Related Fees	30,000	158,965
Tax Fees	37,800	50,000
All Other Fees	1,895	1,895
Total	$2,071,255	$1,883,738

Audit Fees consist of the fees billed for professional services rendered in connection with our annual audit and review of the financial statements included in our quarterly reports and services that are provided in connection with statutory and regulatory filings or engagements. Audit Fees for 2024 and 2023 included three quarterly reviews for each year. This category also includes fees for comfort letters, consents, assistance with and review of documents filed with the SEC, Section 404 attestation services, work done by tax professionals in connection with the audit or quarterly review, and accounting consultations billed as audit services, as well as other accounting and financial reporting consultation and research work necessary to comply with generally accepted auditing standards.

Audit-Related Fees consist of the fees for assurance and related services, including due diligence services related to mergers and acquisitions, that are reasonably related to the performance of the audit and review of our financial statements and are not reported under Audit Fees.

Tax Fees consist of services rendered for tax compliance, advice, and planning.

All Other Fees consist of subscription fees for D&T’s accounting research tool.

All of the fees described above were approved by the Audit Committee or the Chairperson of the Audit Committee in advance, as allowed by the Audit Committee charter. The Audit Committee has considered, and is satisfied that, the provision of the services provided by D&T represented under the headings “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” is compatible with maintaining the principal accountant’s independence.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES OF THE INDEPENDENT REGISTERED ACCOUNTING FIRM

It is the Company’s policy that the Audit Committee pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services, and other services. The Audit Committee will consider annually and, if appropriate, approve the scope of the audit services to be performed during the fiscal year. The Chairperson of the Audit Committee has been vested with the authority to approve or pre-approve services to be provided by the independent auditors when expedition of services is necessary, provided that the Chairperson reports any approval or pre-approval decisions to the Audit Committee at its next scheduled meeting.

The Audit Committee is prohibited from delegating its responsibility to pre-approve services of the independent auditor to management. None of the services of the independent auditors were approved by the Audit Committee pursuant to a waiver of the SEC’s rules regarding pre-approval.

ANNEX A

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL MEASURES

The Company reports its financial results in accordance with U.S. GAAP. However, management believes that certain non-GAAP financial measures provide additional financial information that is meaningful and uses these measures to help evaluate operational results and make financial, operating and planning decisions. Management also uses these non-GAAP financial measures as performance measures in its incentive programs for certain members of its management team. Adjusted EBITDA, as defined, closely matches the operating measure typically used in the Company’s credit facilities in calculating various ratios. We believe these non-GAAP measures should be considered by investors and others when reviewing the Company’s performance.

We use Adjusted EBITDA and Adjusted EPS as supplemental measures to the financial measures we present in accordance with GAAP. Adjusted EBITDA margin is calculated by dividing Adjusted EBITDA by revenue from services. These non-GAAP financial measures are provided as additional information and should not be considered substitutes for, or superior to, financial measures calculated in accordance with U.S. GAAP. These non-GAAP financial measures are provided for consistency and comparability to prior year results, and management believes they are useful to investors when evaluating the Company’s performance as they exclude certain items that management believes are not indicative of the Company’s operating performance. These non-GAAP financial measures may differ materially from the non-GAAP financial measures used by other companies.

Cross Country Healthcare, Inc.
Reconciliation of Non-GAAP Financial Measures
(Unaudited, amounts in thousands, except per share data)

	Year Ended December 31,
	2024	2023
Reconciliation of Adjusted EPS(1)
Diluted EPS, GAAP	$(0.44)	$2.05
Non-GAAP adjustments - pretax:
Acquisition and integration-related costs	0.13	—
Restructuring costs	0.13	0.07
Legal, bankruptcy, and other losses	0.77	0.03
Impairment charges	0.09	0.02
Other (income) expense, net	(0.02)	—
Loss on early extinguishment of debt	—	0.05
System conversion costs	0.13	0.07
Tax impact of non-GAAP adjustments	(0.33)	(0.06)
Adjusted EPS, non-GAAP	$0.46	$2.23

	Year Ended December 31,
	2024	2023
Reconciliation of Adjusted EBITDA(2)

Net (loss) income attributable to common stockholders	$(14,556)	$72,631
Interest expense	2,188	8,094
Income tax (benefit) expense	(1,842)	30,263
Depreciation and amortization	18,200	18,347
Acquisition and integration-related costs	4,219	59
Restructuring costs	4,333	2,553
Legal, bankruptcy, and other losses	26,041	1,125
Impairment charges	2,888	719
Loss on disposal of fixed assets	86	87
Loss on lease termination	—	104
Interest income	(2,050)	(83)
Other income, net	(691)	(106)
Equity compensation	6,025	6,579
System conversion costs	4,232	2,326
Loss on early extinguishment of debt	—	1,723
Adjusted EBITDA	$49,073	$144,421

(1)
Adjusted EPS, a non-GAAP financial measure, is defined as net income (loss) attributable to common stockholders per diluted share before the diluted EPS impact of acquisition and integration-related (benefits) costs, restructuring (benefits) costs, legal, bankruptcy, and other losses, impairment charges, gain or loss on derivative, loss on early extinguishment of debt, gain or loss on sale of business, other expense (income), net, system conversion costs, and nonrecurring income tax adjustments.

(2)
Adjusted EBITDA, a non-GAAP financial measure, is defined as net income (loss) attributable to common stockholders before interest expense, income tax expense (benefit), depreciation and amortization, acquisition and integration-related (benefits) costs, restructuring (benefits) costs, legal, bankruptcy, and other losses, impairment charges, gain or loss on derivative, loss on early extinguishment of debt, gain or loss on disposal of fixed assets, gain or loss on lease termination, gain or loss on sale of business, interest income, other expense (income), net, equity compensation, and system conversion costs.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

EXHIBIT INDEX
No.	Description
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
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by John A. Martins, President, Chief Executive Officer, Director (Principal Executive Officer) (Previously filed as an exhibit to the Company’s Form 10-K filed March 5, 2025 and incorporated by reference herein.)

32.2
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Financial Officer) (Previously filed as an exhibit to the Company’s Form 10-K filed March 5, 2025 and incorporated by reference herein.)

*101.INS	XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
*101.SCH	XBRL Taxonomy Extension Schema Document
*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*101.PRE	PRE XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSS COUNTRY HEALTHCARE, INC.

By:	/s/ John A. Martins
Name: John A. Martins
Title: President & Chief Executive Officer
Principal Executive Officer
Date: April 16, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ John A. Martins	President & Chief Executive Officer	April 16, 2025
John A. Martins	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	April 16, 2025
William J. Burns	(Principal Financial Officer)

/s/ James V. Redd III	Senior Vice President & Chief Accounting Officer	April 16, 2025
James V. Redd III	(Principal Accounting Officer)

/s/ Dwayne Allen	Director	April 16, 2025
Dwayne Allen

/s/ Venkat Bhamidipati	Director	April 16, 2025
Venkat Bhamidipati

/s/ W. Larry Cash	Director	April 16, 2025
W. Larry Cash

/s/ Kevin C. Clark	Director	April 16, 2025
Kevin C. Clark

/s/ Gale Fitzgerald	Director	April 16, 2025
Gale Fitzgerald

/s/ Janice E. Nevin, M.D., MPH	Director	April 16, 2025
Janice E. Nevin, M.D., MPH