Form 10-Q
period 2025-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2025-05-07
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 32,783,168 shares of common stock, par value $0.0001 per share, as of April 18, 2025.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Statements regarding the proposed Aya Merger (as defined below); the expected timing and closing of the proposed Aya Merger; the Company’s ability to consummate the proposed Aya Merger; the expected benefits of the proposed Aya Merger and other considerations taken into account by the Company’s Board of Directors in approving the proposed Aya Merger; the amounts to be received by stockholders in connection with the proposed Aya Merger; and expectations for the Company prior to and following the closing of the proposed Aya Merger, may be deemed to be forward-looking statements. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the timing to consummate the proposed Aya Merger, the risk that a condition of closing of the proposed Aya Merger may not be satisfied or that the closing of the proposed Aya Merger might otherwise not occur, the risk that a regulatory approval that may be required for the proposed Aya Merger is not obtained or is obtained subject to conditions that are not anticipated, the diversion of management time on transaction-related issues, risks related to disruption of management time from ongoing business operations due to the proposed Aya Merger, the risk that any announcements relating to the proposed Aya Merger could have adverse effects on the market price of the common stock of the Company, the risk that the proposed Aya Merger and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with its suppliers and customers, the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances requiring the Company to pay a termination fee, the risk that competing offers will be made, unexpected costs, charges or expenses resulting from the Aya Merger, potential litigation relating to the Aya Merger that could be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto, the overall macroeconomic environment, including increased inflation and interest rates, demand for the healthcare services that we provide, both nationally and in the regions in which we operate, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, including data privacy and protection laws, social, ethical, and security issues relating to the use of artificial intelligence, our customers’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 on Form 10-K/A (2024 Form 10-K), as filed and updated in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

March 31, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$80,697	$81,633
Accounts receivable, net of allowances of $9,792 in 2025 and $9,301 in 2024	219,789	223,238
Income taxes receivable	5,893	10,389
Prepaid expenses	8,295	7,848
Insurance recovery receivable	9,343	9,255
Other current assets	1,182	2,637
Total current assets	325,199	335,000
Property and equipment, net of accumulated depreciation of $21,837 in 2025 and $19,285 in 2024	28,117	28,850
Operating lease right-of-use assets	2,219	2,468
Goodwill	135,060	135,060
Other intangible assets, net	39,965	42,186
Deferred tax assets	8,804	8,104
Insurance recovery receivable	20,193	20,928
Cloud computing	11,358	10,846
Other assets	5,320	5,809
Total assets	$576,235	$589,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$56,325	$64,946
Accrued compensation and benefits	50,056	47,646
Operating lease liabilities	1,687	2,089
Earnout liability	—	4,411
Other current liabilities	980	1,310
Total current liabilities	109,048	120,402
Operating lease liabilities	1,623	1,782
Accrued claims	33,982	34,425
Uncertain tax positions	10,168	10,117
Other liabilities	3,204	3,566
Total liabilities	158,025	170,292

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	202,074	202,338
Accumulated other comprehensive loss	(1,436)	(1,441)
Retained earnings	217,569	218,059
Total stockholders’ equity	418,210	418,959
Total liabilities and stockholders’ equity	$576,235	$589,251

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenue from services	$293,408	$379,174
Operating expenses:
Direct operating expenses	234,750	301,877
Selling, general and administrative expenses	52,486	63,252
Credit loss expense	35	1,290
Depreciation and amortization	4,772	4,642
Acquisition and integration-related costs	2,041	—
Restructuring costs	301	938
Legal and other losses	—	3,650
Impairment charges	—	604
Total operating expenses	294,385	376,253
(Loss) income from operations	(977)	2,921
Other expenses (income):
Interest expense	543	462
Interest income	(681)	(173)
Other expense (income), net	60	(1,057)
(Loss) income before income taxes	(899)	3,689
Income tax (benefit) expense	(409)	997
Net (loss) income attributable to common stockholders	$(490)	$2,692

Other comprehensive income (loss):
Unrealized foreign currency translation gain (loss), net of tax	5	(3)
Comprehensive (loss) income	$(485)	$2,689

Net (loss) income per share attributable to common stockholders - Basic	$(0.02)	$0.08

Net (loss) income per share attributable to common stockholders - Diluted	$(0.02)	$0.08

Weighted average common shares outstanding:
Basic	32,282	34,216
Diluted	32,282	34,597

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2025 and 2024
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2024	32,277	$3	$202,338	$(1,441)	$218,059	$418,959
Vesting of restricted stock	200	—	(1,582)	—	—	(1,582)
Equity compensation	—	—	1,318	—	—	1,318
Foreign currency translation adjustment, net of taxes	—	—	—	5	—	5
Net loss	—	—	—	—	(490)	(490)
Balances at March 31, 2025	32,477	$3	$202,074	$(1,436)	$217,569	$418,210

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$232,615	$467,651
Vesting of restricted stock	251	—	(2,706)	—	—	(2,706)
Equity compensation	—	—	1,198	—	—	1,198
Stock repurchase and retirement	(310)	—	(6,368)	—	—	(6,368)
Stock repurchase excise tax	—	—	(16)	—	—	(16)
Foreign currency translation adjustment, net of taxes	—	—	—	(3)	—	(3)
Net income	—	—	—	—	2,692	2,692
Balances at March 31, 2024	34,326	$4	$228,525	$(1,388)	$235,307	$462,448

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Consolidated net (loss) income	$(490)	$2,692
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,772	4,642
Provision for allowances	(135)	1,170
Deferred income tax benefit	(680)	(809)
Non-cash lease expense	250	241
Impairment charges	—	604
Equity compensation	1,318	1,198
Other non-cash costs	202	203
Changes in operating assets and liabilities:
Accounts receivable	3,584	13,724
Prepaid expenses and other assets	57	(1,227)
Income taxes	4,549	1,293
Accounts payable and accrued expenses	(9,173)	(15,492)
Operating lease liabilities	(562)	(785)
Other	1,989	(1,443)
Net cash provided by operating activities	5,681	6,011

Cash flows from investing activities
Purchases of property and equipment	(1,886)	(2,210)
Net cash used in investing activities	(1,886)	(2,210)

Cash flows from financing activities
Borrowings under Senior Secured Asset-Based revolving credit facility	373	14,166
Repayments on Senior Secured Asset-Based revolving credit facility	(373)	(14,166)
Cash paid for shares withheld for taxes	—	(2,706)
Stock repurchase and retirement	(314)	(6,368)
Payment of contingent consideration	(4,411)	(6,579)
Net cash used in financing activities	(4,725)	(15,653)

Effect of exchange rate changes on cash	(6)	—
Change in cash and cash equivalents	(936)	(11,852)
Cash and cash equivalents at beginning of period	81,633	17,094
Cash and cash equivalents at end of period	$80,697	$5,242

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in the 2024 Form 10-K. The December 31, 2024 condensed consolidated balance sheet included herein was derived from the December 31, 2024 audited consolidated balance sheet included in the 2024 Form 10-K.

Certain prior year amounts have been reclassified to conform to the current year presentation. See the condensed consolidated statements of operations and comprehensive (loss) income.

Aya Healthcare

On December 3, 2024, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information (Second Request) from the U.S. Federal Trade Commission (FTC) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976 until 30 days after both the Company and Aya Healthcare substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company expects that the Aya Merger will close in the second half of 2025, subject to the satisfaction or waiver of the other customary closing conditions specified in the Merger Agreement. The Aya Merger was approved by the Company’s stockholders at a special meeting held on February 28, 2025. Upon completion of the transaction, it is expected that the Company will become a private company and its common stock will no longer trade on Nasdaq. During the first quarter of 2025, the Company incurred $2.0 million in fees associated with the pending Aya Merger, which is included in acquisition and integration-related costs in the condensed consolidated statement of operations and comprehensive (loss) income.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) revenue recognition; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies; and (viii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates could materially and adversely impact the Company’s consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. See associated risk factors in Item 1A. Risk Factors in the 2024 Form 10-K.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for credit losses and sales allowances. Estimated revenue for the Company employees’, subcontracted employees’, and independent contractors’ time worked but not yet billed at March 31, 2025 and December 31, 2024 totaled $61.9 million and $60.4 million, respectively.

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

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2025	2024
Allowance for Credit Losses	(amounts in thousands)
Balance at January 1	$8,841	$19,640
Credit Loss Expense	35	1,290
Write-Offs, net of Recoveries	473	(1,555)
Balance at March 31	$9,349	$19,375

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments that may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of March 31, 2025 and December 31, 2024 was $0.4 million and $0.5 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company’s customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2025 and 2024, or the Company’s accounts receivable balance as of March 31, 2025 and December 31, 2024.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions, and are primarily included in the accounts payable and accrued expenses on the condensed consolidated balance sheets. Restructuring costs on the condensed consolidated statements of operations and comprehensive (loss) income primarily include employee termination costs and lease-related exit costs.

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2025	$100	$788
Charged to restructuring	152	—
Payments	(137)	(184)
Balance at March 31, 2025	$115	$604

Recently Adopted Accounting Pronouncements

On November 27, 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and requires certain disclosures related to the chief operating decision maker. The Company adopted this standard for its fiscal year ended December 31, 2024, and its interim periods beginning in the first quarter of 2025, and applied the guidance retrospectively to all prior periods presented in the financial statements. This standard only expanded the Company’s disclosures with no impact to results of operations, cash flows, and financial condition. See Note 12 - Segment Data.

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

On December 14, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require that all entities disclose, on an annual basis, disaggregated information regarding income taxes paid and income tax expense. This guidance is effective for annual periods beginning after December 15, 2024. The amendments should be applied prospectively, but retrospective application is permitted. The Company plans to adopt this standard for its annual report for the fiscal year ended December 31, 2025. The Company expects this ASU to only impact its disclosures with no impacts to results of operations, cash flows, and financial condition.

3.    REVENUE RECOGNITION

The Company’s revenues from customer contracts are generated from temporary staffing services and other services. Revenue is disaggregated by segment in the following table. Sales and usage-based taxes are excluded from revenue.

	Three Months ended March 31, 2025
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$236,157	$48,700	$284,857
Other Services	6,134	2,417	8,551
Total	$242,291	$51,117	$293,408

	Three Months ended March 31, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$324,974	$44,489	$369,463
Other Services	7,212	2,499	9,711
Total	$332,186	$46,988	$379,174

See Note 12 - Segment Data.

4.    ACQUISITIONS

HireUp

On December 13, 2022, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of HireUp Leadership Inc. (HireUp) for a purchase price of $6.0 million in cash, subject to adjustment, and $0.8 million in shares (or 29,811 shares) of the Company’s common stock. The transaction was treated as a purchase of assets for income tax purposes.

The sellers were eligible to receive up to an additional $8.0 million in earnout cash consideration based on HireUp’s revenues and Adjusted EBITDA for each of the twelve-month periods ending on the first and second anniversaries of the first day after the closing date. Quarterly throughout 2023, and during the first quarter of 2024, the Company performed analyses using multiple updated forecasted scenarios and determined that the earnout would only be partially achieved. As a result, the Company recognized a decrease in the fair value of the related liabilities in the second and third quarters of 2023 and the first quarter of 2024. The Company paid the remaining earnout liability of $1.7 million in the first quarter of 2024. See Note 10 - Fair Value Measurements.

Mint

On October 3, 2022, the Company purchased and acquired substantially all of the assets and assumed certain liabilities of Mint Medical Physician Staffing, LP and Lotus Medical Staffing LLC (collectively, Mint) for a purchase price of $27.0 million in cash, subject to adjustment, and $3.6 million in shares (or 114,278 shares) of the Company’s common stock. The transaction was treated as a purchase of assets for income tax purposes.

The sellers were eligible to receive up to an additional $10.0 million in earnout cash consideration based on Mint’s revenues and gross profit for each of the twelve-month periods ending on the first and second anniversaries of the first day of the calendar month following the closing date. In the fourth quarter of 2023, the Company performed a calculation for the first measurement period, resulting in the achievement of a $4.9 million earnout, which was paid in the first quarter of 2024. During the fourth quarter of 2024, the Company performed a calculation for the second measurement period, resulting in the achievement of a $4.4 million earnout, which was paid in the first quarter of 2025. See Note 10 - Fair Value Measurements.

Acquisition-related costs

Other than the fees associated with the pending Aya Merger as discussed on Note 1 - Organization and Basis of Presentation, the Company did not record any acquisition-related costs associated with the Company’s acquisitions for the three months ended March 31, 2025, and recorded an immaterial credit for the three months ended March 31, 2024.

5.    COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.5 million as of March 31, 2025 and December 31, 2024.

The income tax impact related to components of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024 is included in unrealized foreign currency translation gain (loss), net of tax in the condensed consolidated statements of operations and comprehensive (loss) income.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2025	2024
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic and Diluted	$(490)	$2,692

Denominator:
Weighted average common shares - Basic	32,282	34,216
Effect of diluted shares:
Share-based awards	—	381
Weighted average common shares - Diluted[a]	32,282	34,597

Net (loss) income per share attributable to common stockholders - Basic	$(0.02)	$0.08

Net (loss) income per share attributable to common stockholders - Diluted	$(0.02)	$0.08

(a) For the three months ended March 31, 2025, the effect of diluted shares was not included in the weighted average share calculation due to the Company’s net operating loss position.

The following table represents the share-based awards that could potentially dilute net (loss) income per share attributable to common stockholders in the future that were not included in the computation of diluted net (loss) income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended
	March 31,
	2025	2024
	(amounts in thousands)
Share-based awards	3	5

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$36,530	$23,029	$13,501	$36,530	$21,945	$14,585
Customer relationships	52,538	31,974	20,564	52,538	30,837	21,701
Other intangible assets, net	$89,068	$55,003	$34,065	$89,068	$52,782	$36,286
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of March 31, 2025, estimated future annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2025	$6,430
2026	7,482
2027	6,191
2028	4,791
2029	4,107
Thereafter	5,064
$34,065

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

As of March 31, 2025, the Company performed a qualitative assessment of each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of March 31, 2025 will prove to be accurate predictions of future performance.

As of March 31, 2025, goodwill by reporting segment was: $112.2 million for Nurse and Allied Staffing and $22.9 million for Physician Staffing, for a total of $135.1 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2025 and 2024, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable.

8.    DEBT

The Company’s debt consists of the following:

	March 31, 2025		December 31, 2024
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 6.21% and 6.31% at March 31, 2025 and December 31, 2024, respectively	$—	$(1,606)	$—	$(1,807)
Debt	$—	$(1,606)	$—	$(1,807)

As of March 31, 2025 and December 31, 2024, there was no debt outstanding on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the condensed consolidated balance sheets.
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
On June 8, 2021, the Company amended the Loan Agreement (Third Amendment), which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement (as defined in the Loan Agreement), and provides mechanics relating to a transition away from the London Interbank Offered Rate (LIBOR) as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars.
On November 18, 2021, the Company amended the Loan Agreement (Fourth Amendment), whereby the permitted indebtedness (as defined in the Loan Agreement), was increased to $175.0 million.
On March 21, 2022, the Company amended the Loan Agreement (Fifth Amendment), which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the term of the credit facility for an additional five years, through March 21, 2027, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate (as defined in the Loan Agreement), at the election of the borrowers, plus an applicable margin. The applicable margin increased 10 basis points due to the credit spread associated with the transition to SOFR.
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
The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At March 31, 2025, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $148.4 million, with $133.5 million of availability net of $14.9 million of letters of credit outstanding related to workers’ compensation and professional liability policies.
As of March 31, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended March 31, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors, subject to customary exceptions.

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

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2025	December 31, 2024
	(amounts in thousands)
Operating lease right-of-use assets	$2,219	$2,468
Operating lease liabilities - current	$1,687	$2,089
Operating lease liabilities - non-current	$1,623	$1,782

	March 31, 2025	December 31, 2024
Weighted average remaining lease term	2.5 years	2.6 years
Weighted average discount rate	7.12%	7.05%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of March 31, 2025:

(amounts in thousands)
Years Ending December 31:
2025	$1,663
2026	728
2027	602
2028	523
2029	136
Thereafter	—
Total minimum lease payments	3,652
Less: amount of lease payments representing interest	(342)
Present value of future minimum lease payments	3,310
Less: operating lease liabilities - current	(1,687)
Operating lease liabilities - non-current	$1,623

Other Information

The table below provides information regarding supplemental cash flows:

	Three Months Ended
	March 31,
	2025	2024
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$625	$863
Right-of-use assets acquired under operating lease	$—	$11

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:
Operating lease expense	$313	$322
Short-term lease expense	$268	$597
Variable and other lease costs	$60	$628

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

As of March 31, 2025, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	March 31, 2025	December 31, 2024
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,534	$2,889
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,556	$2,926

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The Company did not record any material impairment charges during the three months ended March 31, 2025 and 2024.

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

(i) Potential earnout payments related to the Mint acquisition were contingent upon meeting certain performance requirements based on 2022 through 2024 performance. On a quarterly basis, the Company performed an analysis using multiple forecasted scenarios to determine the fair value of the earnout liability. In the fourth quarter of 2023, the Company performed the earnout calculation for the first measurement period, resulting in an earnout of $4.9 million, which was paid in the first quarter of 2024. During the fourth quarter of 2024, the Company performed a calculation for the second measurement period, resulting in the achievement of a $4.4 million earnout, which was paid in the first quarter of 2025. See Note 4 - Acquisitions.
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

During the third quarter of 2023, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company’s blackout periods, beginning on January 2, 2024 and effective through November 7, 2024.

During the three months ended March 31, 2024, the Company repurchased a total of 310,235 shares of common stock for $6.4 million, at an average price of $20.51 per share. During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock, but did pay $0.3 million in excise tax related to previous share repurchases.

As of March 31, 2025, the Company had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company’s Loan Agreement. As of March 31, 2025, the Company had 32,476,983 unrestricted shares of common stock outstanding.

Share-Based Payments

On May 14, 2024, the Company’s stockholders approved the Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan (2024 Plan). Pursuant to the 2024 Plan, awards may be granted to employees, non-employee directors, consultants, and key advisors of the Company and its subsidiaries, including stock options (including incentive stock options and nonqualified stock options), stock appreciation rights, stock awards, stock units, other stock-based awards, and cash awards. The 2024 Plan was adopted principally to serve as a successor plan to the Cross Country Healthcare, Inc. 2020 Omnibus Incentive Plan (2020 Plan) and to increase the number of shares of Company common stock reserved for equity-based awards to 2,400,000 shares (in addition to the share reserve amount that remained available under the 2020 Plan immediately prior to the adoption of the 2024 Plan and other eligible returning shares). No awards may be granted under the 2024 Plan after May 13, 2034.

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2020 Plan and the 2024 Plan (Plans) for the three months ended March 31, 2025:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2025	538,589	$19.53	409,698	$20.68
Granted	—	$—	—	$—
Vested	(220,873)	$20.38	(85,001)	$21.61
Forfeited	(9,101)	$20.21	(27,586)	$21.61
Unvested restricted stock awards, March 31, 2025	308,615	$18.90	297,111	$20.33

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

Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. During the first quarter of 2025, the Company’s Compensation Committee of the Board of Directors approved a 75.5% level of attainment for the 2022 performance-based share awards, resulting in the issuance of 85,001 performance shares that vested on March 31, 2025.

During the three months ended March 31, 2025, $1.3 million was included in selling, general and administrative expenses related to share-based payments, and a net of 199,588 shares of common stock were issued upon the vesting of restricted and performance stock.

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

12.    SEGMENT DATA

The Company has two operating and reportable segments, Nurse and Allied Staffing and Physician Staffing, which align with its management structure and reflect how the operating results are regularly reviewed by the Chief Executive Officer, who the Company has determined to be its Chief Operating Decision Maker (CODM). The Company’s segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel nurse and allied professionals, per diem, and healthcare leaders within nursing, allied, human resources, and finance, managed service programs services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company’s SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services. Its customers include: public and private acute care hospitals, non-acute care hospitals, government facilities, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, Programs of All-Inclusive Care for the Elderly (PACE) programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Three Months Ended March 31, 2025
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$242,291	$51,117	$293,408
Direct operating expenses	194,033	40,717

Employee compensation	21,369	5,366
Benefits	2,549	493
Marketing	1,670	209
Credit loss (income) expense	(10)	45
Divisional corporate G&A	3,718	80
Other segment items(a)	1,718	178
Contribution Income	$17,244	$4,029	$21,273

Reconciliation of profit or loss:
Corporate overhead(b)			15,136
Depreciation and amortization			4,772
Acquisition and integration-related costs			2,041
Restructuring costs			301
Interest expense			543
Interest income			(681)
Other expense, net			60
Loss before income taxes			$(899)
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects (initiatives).

Information on reportable segments and a reconciliation to income before income taxes for the period indicated are as follows:

	Three Months Ended March 31, 2024
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$332,186	$46,988	$379,174
Direct operating expenses	264,880	36,997

Employee compensation	28,365	5,430
Benefits	2,326	507
Marketing	2,209	232
Credit loss expense	990	300
Divisional corporate G&A	4,337	121
Other segment items(a)	1,896	263
Contribution Income	$27,183	$3,138	$30,321

Reconciliation of profit or loss:
Corporate overhead(b)			17,566
Depreciation and amortization			4,642
Restructuring costs			938
Legal and other losses			3,650
Impairment charges			604
Interest expense			462
Interest income			(173)
Other income, net			(1,057)
Income before income taxes			$3,689
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

Revenue is based on services provided. During the three months ended March 31, 2025 and 2024, all revenue was generated in the U.S., and all of the Company’s long-lived assets were located in the U.S. and India. The Company provides its staffing services and workforce solutions in all 50 states. The India location is a cost center with no revenues and an immaterial amount of long-lived assets. The Company had no intersegment revenues between reportable segments for the three months ended March 31, 2025 and 2024.

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

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company’s current assessments, including available insurance recoveries, which would impact the Company’s profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company’s financial results. The Company believes that the outcome of any outstanding loss contingencies as of March 31, 2025 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company’s sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive (loss) income and the liability is reflected in sales tax payable within other current liabilities in its condensed consolidated balance sheets.

14.    INCOME TAXES

For the three-month periods ended March 31, 2025 and 2024, the Company calculated its effective tax rate estimating its annual effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 45.5% and 27.0%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 56.1% and 37.0%, respectively. The effective tax rates for the first quarters of 2025 and 2024 were primarily impacted by federal and state taxes. The increase in the effective tax rate was primarily related to a decrease in book income relative to nondeductible items.

As of March 31, 2025, the Company had approximately $10.2 million of unrecognized tax benefits included in other non-current liabilities, $11.1 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the three months ended March 31, 2025, the Company had net increases of $0.3 million to its current year unrecognized tax benefits related to federal and state tax provisions.

Effective January 1, 2024, many international jurisdictions implemented the Pillar Two rules issued by the Organization for Economic Co-operation and Development. In general, large multinational entity groups with consolidated revenue in excess of 750 million Euros in at least two of the preceding four years could be subject to the new rules in jurisdictions with an effective tax rate below fifteen percent. The Company currently operates in one country that has adopted the Pillar Two rules, but should meet the safe harbor rules. The Company does not expect the adoption of the Pillar Two rules by any jurisdiction in which it currently operates to have a material impact on its financial statements.

The tax years 2012 through 2024 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to a certain member of the Company’s Board of Directors, who is a minority shareholder in the firm’s parent company and is a member of the parent company’s Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm’s-length transaction and have been approved by the Audit Committee of the Company’s Board of Directors through the Company’s related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three months ended March 31, 2025 and 2024, the Company incurred an immaterial amount in expenses and had an immaterial payable balance at March 31, 2025 and December 31, 2024.

The Company provides services to entities that are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm’s-length transaction. Revenue related to these transactions was $2.0 million for the three months ended March 31, 2025 and an immaterial amount for the three months ended March 31, 2024. Accounts receivable due from these entities was an immaterial amount at March 31, 2025 and December 31, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 on Form 10-K/A (2024 Form 10-K) (including Part I, Item 1A. “Risk Factors”), our financial statements and the accompanying notes to our financial statements.

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

Our workforce solutions include managed service programs (MSPs), vendor management systems (VMS), in-home care services, education health services, recruitment process outsourcing (RPO), project management, and other outsourcing and consultative services as described in Item 1. “Business” in our 2024 Form 10-K. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes.

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 83% of total revenue in the first quarter of 2025. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services. We also offer our SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

●    Physician Staffing – Physician Staffing represented approximately 17% of total revenue in the first quarter of 2025. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended March 31, 2025, consolidated revenue declined 22.6% year-over-year to $293.4 million, as travel nurse and allied, and per diem, has seen a decline in both volume and average bill rates. The declines were partly offset by continued growth in Homecare Staffing, which was up 29.5% over the prior year, as well as growth in our Physician Staffing segment, which was up 8.8% over the prior year. Net loss attributable to common stockholders in the first quarter of 2025 was $0.5 million, as compared to net income of $2.7 million for the same period in the prior year. Exiting the first quarter and into the second quarter of 2025, Nurse and Allied Staffing margins showed continued improvement.

For the three months ended March 31, 2025, cash and cash equivalents totaled $80.7 million. Cash flow provided by operating activities for the three months ended March 31, 2025 was $5.7 million. As of March 31, 2025, there were no borrowings drawn under the revolving senior-secured asset-based credit facility (ABL), and borrowing base availability under the ABL was $148.4 million, with $133.5 million of availability net of $14.9 million of letters of credit. See Note 8 - Debt to our condensed consolidated financial statements.

On December 3, 2024, Cross Country entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information from the U.S. Federal Trade Commission in connection with their review of the transactions contemplated by the Merger Agreement. The Company expects that the Aya Merger will close in the second half of 2025, subject to the satisfaction of other customary closing conditions, including regulatory approvals. The Aya Merger was approved by the Company’s stockholders at a special meeting held on February 28, 2025. Upon completion of the Aya Merger, it is expected that Cross Country will become a private company and its common stock will no longer trade on Nasdaq. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements.

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

	Three Months Ended
	March 31,
	2025	2024
Revenue from services	100.0%	100.0%
Direct operating expenses	80.0	79.6
Selling, general and administrative expenses	17.9	16.7
Credit loss expense	—	0.3
Depreciation and amortization	1.6	1.2
Acquisition and integration-related costs	0.7	—
Restructuring costs	0.1	0.2
Legal and other losses	—	1.0
Impairment charges	—	0.2
(Loss) income from operations	(0.3)	0.8
Interest expense	0.2	0.1
Interest income	(0.2)	—
Other expense (income), net	—	(0.3)
(Loss) income before income taxes	(0.3)	1.0
Income tax (benefit) expense	(0.1)	0.3
Net (loss) income attributable to common stockholders	(0.2)%	0.7%

Comparison of Results for the Three Months Ended March 31, 2025 and the Three Months Ended March 31, 2024

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2025	2024	$	%
	(Amounts in thousands)
Revenue from services	$293,408	$379,174	$(85,766)	(22.6)%
Direct operating expenses	234,750	301,877	(67,127)	(22.2)%
Selling, general and administrative expenses	52,486	63,252	(10,766)	(17.0)%
Credit loss expense	35	1,290	(1,255)	(97.3)%
Depreciation and amortization	4,772	4,642	130	2.8%
Acquisition and integration-related costs	2,041	—	2,041	100.0%
Restructuring costs	301	938	(637)	(67.9)%
Legal and other losses	—	3,650	(3,650)	(100.0)%
Impairment charges	—	604	(604)	(100.0)%
(Loss) income from operations	(977)	2,921	(3,898)	(133.4)%
Interest expense	543	462	81	17.5%
Interest income	(681)	(173)	(508)	(293.6)%
Other expense (income), net	60	(1,057)	1,117	105.7%
(Loss) income before income taxes	(899)	3,689	(4,588)	(124.4)%
Income tax (benefit) expense	(409)	997	(1,406)	(141.0)%
Net (loss) income attributable to common stockholders	$(490)	$2,692	$(3,182)	(118.2)%

Revenue from services

Revenue from services decreased 22.6% to $293.4 million for the three months ended March 31, 2025, as compared to $379.2 million for the three months ended March 31, 2024, due to volume and bill rate declines in the Nurse and Allied Staffing segment partially offset by higher average bill rates in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $67.1 million, or 22.2%, to $234.8 million for the three months ended March 31, 2025, as compared to $301.9 million for the three months ended March 31, 2024, as a result of revenue decreases and the tightening of the bill/pay spreads. As a percentage of total revenue, direct operating expenses increased to 80.0%, as compared to 79.6% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 17.0% to $52.5 million for the three months ended March 31, 2025, as compared to $63.3 million for the three months ended March 31, 2024, primarily due to decreases in compensation and benefit expense through proactive cost management. As a percentage of total revenue, selling, general and administrative expenses increased to 17.9% for the three months ended March 31, 2025, as compared to 16.7% for the three months ended March 31, 2024.

Credit loss expense

Credit loss expense for the three months ended March 31, 2025 was immaterial, as compared to $1.3 million for the three months ended March 31, 2024. As a percentage of revenue, credit loss expense was 0.0% for the three months ended March 31, 2025 and 0.3% for the three months ended March 31, 2024.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2025 was $4.8 million, as compared to $4.6 million for the three months ended March 31, 2024. As a percentage of revenue, depreciation and amortization expense was 1.6% for the three months ended March 31, 2025 and 1.2% for the three months ended March 31, 2024.

Acquisition and integration-related costs

Acquisition and integration-related costs relate primarily to fees associated with the pending Aya Merger. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements. There were no such costs for the three months ended March 31, 2024.

Restructuring costs

Restructuring costs for the three months ended March 31, 2025 were primarily comprised of employee terminations costs, and were primarily comprised of ongoing lease exit costs for the three months ended March 31, 2024. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the first quarter of 2024, the Company recorded legal and other losses of $3.7 million representing an offer to settle a lawsuit, as well as estimated costs related to an unrecoverable asset. There were no such losses for the three months ended March 31, 2025.

Impairment charges

Non-cash impairment charges totaled $0.6 million for the three months ended March 31, 2024 and related to real estate restructuring activities. There were no such charges for the three months ended March 31, 2025.

Interest income

Interest income of $0.7 million for the three months ended March 31, 2025 related to higher average cash on hand with higher available interest rates during the quarter. Interest income was immaterial for the three months ended March 31, 2024.

Other expense (income), net

For the three months ended March 31, 2024, other expense (income), net included a $0.9 million decrease of the remaining earnout liability related to the Mint acquisition. There were no such adjustments for the three months ended March 31, 2025.

Income tax (benefit) expense

Income tax benefit totaled $0.4 million for the three months ended March 31, 2025, as compared to income tax expense of $1.0 million for the three months ended March 31, 2024. The income tax benefit for the first quarter of 2025 and the income tax expense for the first quarter of 2024 were primarily driven by federal and state taxes. The decrease in income tax expense was primarily related to a decrease in book income. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2025	2024
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$242,291	$332,186
Physician Staffing	51,117	46,988
	$293,408	$379,174

Contribution income:
Nurse and Allied Staffing	$17,244	$27,183
Physician Staffing	4,029	3,138
	21,273	30,321

Corporate overhead	15,136	17,566
Depreciation and amortization	4,772	4,642
Restructuring costs	301	938
Legal and other losses	—	3,650
Impairment charges	—	604
Acquisition and integration-related costs	2,041	—
(Loss) income from operations	$(977)	$2,921

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2025	2024	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,411	9,124	(1,713)	(18.8)%
Average Nurse and Allied Staffing revenue per FTE per day	$360	$397	$(37)	(9.3)%

Physician Staffing statistical data:
Days filled	22,692	23,785	(1,093)	(4.6)%
Revenue per day filled	$2,253	$1,976	$277	14.0%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024

Nurse and Allied Staffing

Revenue decreased $89.9 million, or 27.1%, to $242.3 million for the three months ended March 31, 2025, as compared to $332.2 million for the three months ended March 31, 2024, driven primarily by an 18.8% decline in professionals on assignment and, to a lesser extent, a 9.3% normalization in bill rates. The decline in professionals on assignment is largely the result of lower demand, as many customers reduced their spend on contingent labor. Also within the segment, Homecare Staffing experienced year-over-year revenue growth of 29.5% and sequential revenue growth of 10.3%, and Cross Country Education experienced sequential revenue growth of 11.5%, in the first quarter of 2025.

Contribution income decreased $10.0 million, or 36.6%, to $17.2 million for the three months ended March 31, 2025, as compared to $27.2 million for the three months ended March 31, 2024. As a percentage of segment revenue, contribution income margin decreased to 7.1% for the three months ended March 31, 2025, as compared to 8.2% for the three months ended March 31, 2024.

The average number of FTEs on contract during the three months ended March 31, 2025 decreased 18.8% from the three months ended March 31, 2024, primarily due to headcount decline in travel nurse and allied, per diem, and education. The average revenue per FTE per day decreased 9.3%.

Physician Staffing

Revenue increased $4.1 million, or 8.8%, to $51.1 million for the three months ended March 31, 2025, as compared to $47.0 million for the three months ended March 31, 2024, primarily due to the impact from higher rates and favorable specialty mix.

Contribution income increased $0.9 million, or 28.4%, to $4.0 million for the three months ended March 31, 2025, as compared to $3.1 million for the three months ended March 31, 2024. As a percentage of segment revenue, contribution income was 7.9% for the three months ended March 31, 2025, as compared to 6.7% for the three months ended March 31, 2024.

Total days filled for the three months ended March 31, 2025 decreased 4.6% to 22,692, as compared to 23,785 in the prior year. Revenue per day filled was $2,253, as compared with $1,976 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, human resources, and marketing, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $15.1 million for the three months ended March 31, 2025, from $17.6 million for the three months ended March 31, 2024, primarily due to decreases in compensation and benefit expense, and software and hardware expense. As a percentage of consolidated revenue, corporate overhead was 5.2% for the three months ended March 31, 2025 and 4.6% for the three months ended March 31, 2024.

Liquidity and Capital Resources

At March 31, 2025, we reported $80.7 million in cash and cash equivalents, with no borrowings drawn under the ABL. Working capital increased by $1.6 million to $216.2 million as of March 31, 2025, as compared to $214.6 million as of December 31, 2024, primarily due to a decrease in net receivables and the timing of disbursements. As of March 31, 2025, our days’ sales outstanding, net of amounts owed to subcontractors, was 57 days, down 15 days year-over-year and up 2 days sequentially. As of March 31, 2025, we did not have any off-balance sheet arrangements.

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

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million (the Repurchase Program). In the third quarter of 2023, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company’s blackout periods, beginning on January 2, 2024 and effective through November 7, 2024. During the three months ended March 31, 2024, we repurchased and retired a total of 310,235 shares of common stock for $6.4 million, at an average price of $20.51 per share. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock, but did pay $0.3 million in excise tax related to previous share repurchases.

As of March 31, 2025, we had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Loan Agreement (as defined below).

Net cash provided by operating activities decreased $0.3 million to $5.7 million for the three months ended March 31, 2025, as compared to $6.0 million for the three months ended March 31, 2024.

Net cash used in investing activities was $1.9 million for the three months ended March 31, 2025, as compared to $2.2 million for the three months ended March 31, 2024, for capital expenditures in both years.
Net cash used in financing activities during the three months ended March 31, 2025 was $4.7 million, as compared to $15.7 million during the three months ended March 31, 2024. During the three months ended March 31, 2025, we used cash to pay $0.3 million for excise tax related to previous share repurchases and $4.4 million for contingent consideration. During the three months ended March 31, 2024, we used cash to pay $2.7 million for income taxes on share-based compensation, $6.4 million for share repurchases, and $6.6 million for contingent consideration.

Debt

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
As of March 31, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $148.4 million as of March 31, 2025, with no borrowings drawn and $133.5 million of availability net of $14.9 million of letters of credit. For the three months ended March 31, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.

See Note 8 - Debt to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our 2024 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Loan Agreement entered into on October 25, 2019. This agreement charges interest at a rate based on either SOFR or Base Rate (as defined in the Loan Agreement) plus an applicable margin.

A 1.0% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the three months ended March 31, 2025 and 2024, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

Other Risks

There have been no material changes to our other exposures as disclosed in our 2024 Form 10-K.

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

ITEM 1A.    RISK FACTORS

There are no material changes to our Risk Factors as previously disclosed in our 2024 Form 10-K.

ITEM 5. OTHER INFORMATION

(c) Trading Plans

Certain directors and officers (as defined in Rule 16a-1(f) under the Exchange Act) of the Company may execute purchases and sales of the Company’s common stock through Rule 10b5-1 and non-Rule 10b5-1 equity trading plans. Pursuant to Item 408(a) of Regulation S-K, we are required to disclose whether any director or officer adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as that term is defined in Item 408(c) of Regulation S-K) during the most recently completed quarter.

During the three months ended March 31, 2025, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

CROSS COUNTRY HEALTHCARE, INC.

Date: May 7, 2025	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)