Form 10-Q
period 2025-06-30
CROSS COUNTRY HEALTHCARE INC
filed 2025-08-06
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 32,761,995 shares of common stock, par value $0.0001 per share, as of July 18, 2025.

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

June 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$81,193	$81,633
Accounts receivable, net of allowances of $9,563 in 2025 and $9,301 in 2024	201,694	223,238
Income taxes receivable	5,394	10,389
Prepaid expenses	8,036	7,848
Insurance recovery receivable	11,360	9,255
Other current assets	1,379	2,637
Total current assets	309,056	335,000
Property and equipment, net of accumulated depreciation of $23,709 in 2025 and $19,285 in 2024	28,221	28,850
Operating lease right-of-use assets	2,003	2,468
Goodwill	135,060	135,060
Other intangible assets, net	37,744	42,186
Deferred tax assets	8,181	8,104
Insurance recovery receivable	16,163	20,928
Cloud computing	12,070	10,846
Other assets	5,320	5,809
Total assets	$553,818	$589,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$49,004	$64,946
Accrued compensation and benefits	45,264	47,646
Operating lease liabilities	1,307	2,089
Earnout liability	—	4,411
Other current liabilities	590	1,310
Total current liabilities	96,165	120,402
Operating lease liabilities	1,461	1,782
Accrued claims	30,288	34,425
Uncertain tax positions	10,265	10,117
Other liabilities	3,397	3,566
Total liabilities	141,576	170,292

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	202,770	202,338
Accumulated other comprehensive loss	(1,441)	(1,441)
Retained earnings	210,910	218,059
Total stockholders’ equity	412,242	418,959
Total liabilities and stockholders’ equity	$553,818	$589,251

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue from services	$274,072	$339,771	$567,480	$718,945
Operating expenses:
Direct operating expenses	218,068	268,966	452,818	570,843
Selling, general and administrative expenses	50,050	60,255	102,536	123,507
Credit loss expense	30	18,858	65	20,148
Depreciation and amortization	4,101	4,719	8,873	9,361
Acquisition and integration-related costs	5,995	3	8,036	3
Restructuring costs	588	2,116	889	3,054
Legal and other losses	1,099	3,946	1,099	7,596
Impairment charges	—	114	—	718
Total operating expenses	279,931	358,977	574,316	735,230
Loss from operations	(5,859)	(19,206)	(6,836)	(16,285)
Other expenses (income):
Interest expense	549	568	1,092	1,030
Interest income	(702)	(235)	(1,383)	(408)
Other income, net	23	23	83	(1,034)
Loss before income taxes	(5,729)	(19,562)	(6,628)	(15,873)
Income tax expense (benefit)	930	(3,512)	521	(2,515)
Net loss attributable to common stockholders	$(6,659)	$(16,050)	$(7,149)	$(13,358)

Other comprehensive loss:
Unrealized foreign currency translation loss, net of tax	(5)	(1)	—	(4)
Comprehensive loss	$(6,664)	$(16,051)	$(7,149)	$(13,362)

Net loss per share attributable to common stockholders - Basic	$(0.20)	$(0.47)	$(0.22)	$(0.39)

Net loss per share attributable to common stockholders - Diluted	$(0.20)	$(0.47)	$(0.22)	$(0.39)

Weighted average common shares outstanding:
Basic	32,492	33,960	32,388	34,088
Diluted	32,492	33,960	32,388	34,088

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended June 30, 2025 and 2024
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2025	32,477	$3	$202,074	$(1,436)	$217,569	$418,210
Vesting of restricted stock	46	—	(174)	—	—	(174)
Equity compensation	—	—	870	—	—	870
Foreign currency translation adjustment, net of taxes	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(6,659)	(6,659)
Balances at June 30, 2025	32,523	$3	$202,770	$(1,441)	$210,910	$412,242

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at March 31, 2024	34,326	$4	$228,525	$(1,388)	$235,307	$462,448
Vesting of restricted stock	42	—	(247)	—	—	(247)
Equity compensation	—	—	2,259	—	—	2,259
Stock repurchase and retirement	(980)	(1)	(14,945)	—	—	(14,946)
Stock repurchase excise tax	—	—	(143)	—	—	(143)
Foreign currency translation adjustment, net of taxes	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(16,050)	(16,050)
Balances at June 30, 2024	33,388	$3	$215,449	$(1,389)	$219,257	$433,320

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Six Months Ended June 30, 2025 and 2024
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2024	32,277	$3	$202,338	$(1,441)	$218,059	$418,959
Vesting of restricted stock	246	—	(1,756)	—	—	(1,756)
Equity compensation	—	—	2,188	—	—	2,188
Net loss	—	—	—	—	(7,149)	(7,149)
Balances at June 30, 2025	32,523	$3	$202,770	$(1,441)	$210,910	$412,242

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$232,615	$467,651
Vesting of restricted stock	293	—	(2,953)	—	—	(2,953)
Equity compensation	—	—	3,457	—	—	3,457
Stock repurchase and retirement	(1,290)	(1)	(21,313)	—	—	(21,314)
Stock repurchase excise tax	—	—	(159)	—	—	(159)
Foreign currency translation adjustment, net of taxes	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	(13,358)	(13,358)
Balances at June 30, 2024	33,388	$3	$215,449	$(1,389)	$219,257	$433,320

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Consolidated net loss	$(7,149)	$(13,358)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,873	9,361
Provision for allowances	(335)	20,084
Deferred income tax benefit	(57)	(4,034)
Non-cash lease expense	502	474
Impairment charges	—	718
Equity compensation	2,188	3,457
Other non-cash costs	406	405
Changes in operating assets and liabilities:
Accounts receivable	21,878	109,935
Prepaid expenses and other assets	(634)	(1,076)
Income taxes	5,212	(1,033)
Accounts payable and accrued expenses	(21,854)	(33,259)
Operating lease liabilities	(1,140)	(1,576)
Other	2,008	(1,686)
Net cash provided by operating activities	9,898	88,412

Cash flows from investing activities
Purchases of property and equipment	(3,853)	(5,059)
Net cash used in investing activities	(3,853)	(5,059)

Cash flows from financing activities
Borrowings under Senior Secured Asset-Based revolving credit facility	728	17,319
Repayments on Senior Secured Asset-Based revolving credit facility	(728)	(17,319)
Cash paid for shares withheld for taxes	(1,756)	(2,954)
Stock repurchase and retirement	(314)	(21,313)
Payment of contingent consideration	(4,411)	(6,579)
Net cash used in financing activities	(6,481)	(30,846)

Effect of exchange rate changes on cash	(4)	—
Change in cash and cash equivalents	(440)	52,507
Cash and cash equivalents at beginning of period	81,633	17,094
Cash and cash equivalents at end of period	$81,193	$69,601

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See the condensed consolidated statements of operations and comprehensive loss.

Aya Healthcare

On December 3, 2024, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information (Second Request) from the U.S. Federal Trade Commission (FTC) in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. Issuance of the Second Request extends the waiting period under the Hart-Scott- Rodino Antitrust Improvements Act of 1976 until 30 days after both the Company and Aya Healthcare substantially comply with the Second Request, unless the waiting period is extended voluntarily by the parties or terminated earlier by the FTC. The Company expects that the Aya Merger will close in the fourth quarter of 2025, subject to the satisfaction or waiver of the other customary closing conditions specified in the Merger Agreement. The Aya Merger was approved by the Company’s stockholders at a special meeting held on February 28, 2025. Upon completion of the transaction, the Company will become a private company and its common stock will no longer trade on Nasdaq. During the three and six months ended June 30, 2025, the Company incurred $6.0 million and $8.0 million, respectively, in fees associated with the pending Aya Merger, which is included in acquisition and integration-related costs in the condensed consolidated statement of operations and comprehensive loss.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) other long-lived assets; (iv) revenue recognition; (v) accruals for health, workers’ compensation, and professional liability claims; (vi) valuation of deferred tax assets; (vii) legal contingencies; and (viii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates could materially and adversely impact the Company’s condensed consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

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

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for credit losses and sales allowances. Estimated revenue for the Company employees’, subcontracted employees’, and independent contractors’ time worked but not yet billed at June 30, 2025 and December 31, 2024 totaled $50.3 million and $60.4 million, respectively.

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

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2025	2024
Allowance for Credit Losses	(amounts in thousands)
Balance at January 1	$8,841	$19,640
Credit Loss Expense	35	1,290
Write-Offs, net of Recoveries	473	(1,555)
Balance at March 31	9,349	19,375
Credit Loss Expense	30	18,858
Write-Offs, net of Recoveries	(289)	(3,201)
Balance at June 30	$9,090	$35,032

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments that may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of June 30, 2025 and December 31, 2024 was $0.5 million.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company’s customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2025 and 2024, or the Company’s accounts receivable balance as of June 30, 2025 and December 31, 2024.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions, and are primarily included in accounts payable and accrued expenses on the condensed consolidated balance sheets. Restructuring costs on the condensed consolidated statements of operations and comprehensive loss primarily include employee termination costs and lease-related exit costs.

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2025	$100	$788
Charged to restructuring	152	—
Payments	(137)	(184)
Balance at March 31, 2025	115	604
Charged to restructuring	477	—
Payments	(355)	(180)
Balance at June 30, 2025	$237	$424

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

	Three Months ended June 30, 2025
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$218,658	$47,270	$265,928
Other Services	5,647	2,497	8,144
Total	$224,305	$49,767	$274,072

	Three Months ended June 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$282,501	$45,836	$328,337
Other Services	8,950	2,484	11,434
Total	$291,451	$48,320	$339,771

	Six Months ended June 30, 2025
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$454,815	$95,970	$550,785
Other Services	11,781	4,914	16,695
Total	$466,596	$100,884	$567,480

	Six Months ended June 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments

Temporary Staffing Services	$607,475	$90,325	$697,800
Other Services	16,162	4,983	21,145
Total	$623,637	$95,308	$718,945
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

Acquisition-related costs

Other than the fees associated with the pending Aya Merger as discussed in Note 1 - Organization and Basis of Presentation, the Company did not record any acquisition-related costs associated with the Company’s acquisitions for the three and six months ended June 30, 2025, and recorded an immaterial amount for the three and six months ended June 30, 2024.

5.    COMPREHENSIVE LOSS

Total comprehensive loss includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive loss. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.5 million as of June 30, 2025 and December 31, 2024.

The income tax impact related to components of other comprehensive loss for the three and six months ended June 30, 2025 and 2024 is included in unrealized foreign currency translation loss, net of tax in the condensed consolidated statements of operations and comprehensive loss.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(amounts in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - Basic and Diluted	$(6,659)	$(16,050)	$(7,149)	$(13,358)

Denominator:
Weighted average common shares - Basic	32,492	33,960	32,388	34,088
Effect of diluted shares:
Share-based awards	—	—	—	—
Weighted average common shares - Diluted[a]	32,492	33,960	32,388	34,088

Net loss per share attributable to common stockholders - Basic	$(0.20)	$(0.47)	$(0.22)	$(0.39)

Net loss per share attributable to common stockholders - Diluted	$(0.20)	$(0.47)	$(0.22)	$(0.39)

(a) For the three and six months ended June 30, 2025 and 2024, the effect of diluted shares was not included in the weighted average share calculation due to the Company’s net operating loss position.

The following table represents the share-based awards that could potentially dilute net loss per share attributable to common stockholders in the future that were not included in the computation of diluted net loss per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(amounts in thousands)
Share-based awards	245	507	124	256

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$36,530	$24,112	$12,418	$36,530	$21,945	$14,585
Customer relationships	52,538	33,112	19,426	52,538	30,837	21,701
Other intangible assets, net	$89,068	$57,224	$31,844	$89,068	$52,782	$36,286
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of June 30, 2025, estimated future annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2025	$4,209
2026	7,482
2027	6,191
2028	4,791
2029	4,107
Thereafter	5,064
$31,844

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

As of June 30, 2025, the Company performed a qualitative assessment of each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of June 30, 2025 will prove to be accurate predictions of future performance.

As of June 30, 2025, goodwill by reporting segment was $112.2 million for Nurse and Allied Staffing and $22.9 million for Physician Staffing, for a total of $135.1 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of June 30, 2025 and 2024, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable.

8.    DEBT

The Company’s debt consists of the following:

	June 30, 2025		December 31, 2024
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 6.25% and 6.31% at June 30, 2025 and December 31, 2024, respectively	$—	$(1,403)	$—	$(1,807)
Debt	$—	$(1,403)	$—	$(1,807)

As of June 30, 2025 and December 31, 2024, there was no debt outstanding on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the condensed consolidated balance sheets.
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
The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At June 30, 2025, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $140.6 million, with $125.7 million of availability net of $14.9 million of letters of credit outstanding related to workers’ compensation and professional liability policies.
As of June 30, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended June 30, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors, subject to customary exceptions.

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

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	June 30, 2025	December 31, 2024
	(amounts in thousands)
Operating lease right-of-use assets	$2,003	$2,468
Operating lease liabilities - current	$1,307	$2,089
Operating lease liabilities - non-current	$1,461	$1,782

	June 30, 2025	December 31, 2024
Weighted average remaining lease term	2.5 years	2.6 years
Weighted average discount rate	7.19%	7.05%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of June 30, 2025:

(amounts in thousands)
Years Ending December 31:
2025	$1,050
2026	746
2027	602
2028	522
2029	136
Thereafter	—
Total minimum lease payments	3,056
Less: amount of lease payments representing interest	(288)
Present value of future minimum lease payments	2,768
Less: operating lease liabilities - current	(1,307)
Operating lease liabilities - non-current	$1,461

Other Information

The table below provides information regarding supplemental cash flows:

	Six Months Ended
	June 30,
	2025	2024
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,254	$1,734
Right-of-use assets acquired under operating lease	$39	$1,047

The components of lease expense are as follows:

	Three Months Ended
	June 30,
	2025	2024
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Loss:
Operating lease expense	$308	$363
Short-term lease expense	$304	$358
Variable and other lease costs	$71	$(45)

	Six Months Ended
	June 30,
	2025	2024
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Loss:
Operating lease expense	$621	$686
Short-term lease expense	$572	$777
Variable and other lease costs	$131	$580

Operating lease expense, short-term lease expense, and variable and other lease costs are included in selling, general and administrative expenses, direct operating expenses, and restructuring costs in the condensed consolidated statements of operations and comprehensive loss, depending on the nature of the leased asset. Operating lease expense is reported net of sublease income, which is not material.

As of June 30, 2025, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	June 30, 2025	December 31, 2024
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,739	$2,889
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,721	$2,926

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The Company did not record any material impairment charges during the three and six months ended June 30, 2025 and 2024.

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

During the three months ended June 30, 2024, the Company repurchased a total of 979,921 shares of common stock for $14.9 million, at an average price of $15.23 per share. During the six months ended June 30, 2024, the Company repurchased a total of 1,290,156 shares of common stock for $21.3 million, at an average price of $16.50 per share. During the three and six months ended June 30, 2025, the Company did not repurchase any shares of its common stock, but did pay $0.3 million in excise tax related to previous share repurchases.

As of June 30, 2025, the Company had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company’s Loan Agreement. As of June 30, 2025, the Company had 32,523,317 unrestricted shares of common stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2020 Plan and the 2024 Plan (Plans) for the six months ended June 30, 2025:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2025	538,589	$19.53	409,698	$20.68
Granted	—	$—	—	$—
Vested	(280,399)	$19.27	(85,001)	$21.61
Forfeited	(18,293)	$19.86	(27,586)	$21.61
Unvested restricted stock awards, June 30, 2025	239,897	$19.82	297,111	$20.33

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

During the three and six months ended June 30, 2025, $0.9 million and $2.2 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 46,334 and 245,922 shares, respectively, of common stock were issued upon the vesting of restricted and performance stock.

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

12.    SEGMENT DATA

The Company has two operating and reportable segments, Nurse and Allied Staffing and Physician Staffing, which align with its management structure and reflect how the operating results are regularly reviewed by the Chief Executive Officer, who the Company has determined to be its Chief Operating Decision Maker (CODM). The Company’s segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel nurse and allied professionals, per diem, and healthcare leaders within nursing, allied, human resources, and finance, managed service programs services, education healthcare services, in-home care services, and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company’s SaaS-based, proprietary, vendor management technology, Intellify® to facilities in order to manage all or a portion of their agency services. Its customers include: public and private acute care hospitals, non-acute care hospitals, government facilities, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, Programs of All-Inclusive Care for the Elderly (PACE) programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

Revenue, and the profit and loss measure of contribution income, are reported to the CODM by each of the operating segments to assess performance. Contribution income is the profit and loss measure used by the CODM to allocate operating and capital resources to each segment. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related (benefits) costs, restructuring (benefits) costs, legal and other losses, impairment charges, and corporate overhead. Management believes that its measure of contribution income is most consistent with that used to measure the corresponding amounts on its condensed consolidated financial statements.

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

Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Three Months Ended June 30, 2025
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$224,305	$49,767	$274,072
Direct operating expenses	178,739	39,329

Employee compensation	21,452	4,870
Benefits	2,733	539
Marketing	1,904	197
Credit loss expense (income)	92	(62)
Divisional corporate G&A	3,824	80
Other segment items(a)	1,674	237
Contribution Income	$13,887	$4,577	$18,464

Reconciliation of profit or loss:
Corporate overhead(b)			12,540
Depreciation and amortization			4,101
Acquisition and integration-related costs			5,995
Restructuring costs			588
Legal and other losses			1,099
Interest expense			549
Interest income			(702)
Other expense, net			23
Loss before income taxes			$(5,729)
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses.
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects (initiatives).

Information on reportable segments and a reconciliation to income before income taxes for the period indicated are as follows:

	Three Months Ended June 30, 2024
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$291,451	$48,320	$339,771
Direct operating expenses	230,528	38,438

Employee compensation	25,503	5,023
Benefits	2,456	680
Marketing	2,087	174
Credit loss expense (income)	19,085	(227)
Divisional corporate G&A	4,143	77
Other segment items(a)	1,829	122
Contribution Income	$5,820	$4,033	$9,853

Reconciliation of profit or loss:
Corporate overhead(b)			18,161
Depreciation and amortization			4,719
Acquisition and integration-related costs			3
Restructuring costs			2,116
Legal and other losses			3,946
Impairment charges			114
Interest expense			568
Interest income			(235)
Other expense, net			23
Loss before income taxes			$(19,562)
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses.
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects (initiatives).

Information on reportable segments and a reconciliation to income before income taxes for the period indicated are as follows:

	Six Months Ended June 30, 2025
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$466,596	$100,884	$567,480
Direct operating expenses	372,772	80,046

Employee compensation	42,821	10,235
Benefits	5,282	1,032
Marketing	3,573	406
Credit loss expense (income)	82	(17)
Divisional corporate G&A	7,543	161
Other segment items(a)	3,392	415
Contribution Income	$31,131	$8,606	$39,737

Reconciliation of profit or loss:
Corporate overhead(b)			27,676
Depreciation and amortization			8,873
Acquisition and integration-related costs			8,036
Restructuring costs			889
Legal and other losses			1,099
Interest expense			1,092
Interest income			(1,383)
Other expense, net			83
Loss before income taxes			$(6,628)
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses.
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects (initiatives).

Information on reportable segments and a reconciliation to income before income taxes for the period indicated are as follows:

	Six Months Ended June 30, 2024
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$623,637	$95,308	$718,945
Direct operating expenses	495,408	75,435

Employee compensation	53,868	10,452
Benefits	4,782	1,187
Marketing	4,296	405
Credit loss expense	20,075	73
Divisional corporate G&A	8,480	198
Other segment items(a)	3,725	387
Contribution Income	$33,003	$7,171	$40,174

Reconciliation of profit or loss:
Corporate overhead(b)			35,727
Depreciation and amortization			9,361
Acquisition and integration-related costs			3
Restructuring costs			3,054
Legal and other losses			7,596
Impairment charges			718
Interest expense			1,030
Interest income			(408)
Other income, net			(1,034)
Loss before income taxes			$(15,873)
_______________

(a) For each reportable segment, the other segment items category includes the following expenses: rent, insurance, maintenance, utilities, professional services, office, software and hardware, taxes, and miscellaneous employee expenses.
(b) Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects (initiatives).

Revenue is based on services provided. During the three and six months ended June 30, 2025 and 2024, all revenue was generated in the U.S., and all of the Company’s long-lived assets were located in the U.S. and India. The Company provides its staffing services and workforce solutions in all 50 states. The India location is a cost center with no revenues and an immaterial amount of long-lived assets. The Company had no intersegment revenues between reportable segments for the three and six months ended June 30, 2025 and 2024.

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

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company’s current assessments, including available insurance recoveries, which would impact the Company’s profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company’s financial results. During the second quarter of 2025, the Company recorded $1.1 million in legal fees and settlement charges related to various cases and claims. The Company believes that the outcome of any outstanding loss contingencies, individually or in the aggregate, as of June 30, 2025 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Sales and Other State Non-Income Tax Liabilities

The Company’s sales and other state non-income tax filings are subject to routine audits by authorities in the jurisdictions where it conducts business in the United States which may result in assessments of additional taxes. The Company accrues sales and other non-income tax liabilities based on the Company’s best estimate of its probable liability utilizing currently available information and interpretation of relevant tax regulations. Given the nature of the Company’s business, significant subjectivity exists as to both whether sales and other state non-income taxes can be assessed on its activity and how the sales tax will ultimately be measured by the relevant jurisdictions. The Company makes a determination for each reporting period whether the estimates for sales and other non-income taxes in certain states should be revised. The expense is included in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations and comprehensive loss and the liability is reflected in sales tax payable within other current liabilities in its condensed consolidated balance sheets.

14.    INCOME TAXES

For the three and six months ended June 30, 2025, the Company calculated its effective tax rate estimating its Annual Effective Tax Rate (AETR). For the three and six months ended June 30, 2024, the Company used actual results to calculate the provision for income taxes since it determined that small changes in estimated ordinary income would result in significant changes in the estimated AETR and would not provide a reasonable estimate for the three- and six-month periods ended June 30, 2024. The Company’s effective tax rate for the three and six months ended June 30, 2025 was -16.2% and -7.9%, respectively, including the impact of discrete items. The Company’s effective tax rate for the three and six months ended June 30, 2024 was 18.0% and 15.8%, respectively, including the impact of discrete items. The effective tax rates for the three and six months ended June 30, 2025 and 2024 were primarily impacted by federal and state taxes. The decrease in the effective tax rates for both periods was primarily related to an increase in book income relative to nondeductible items.

As of June 30, 2025, the Company had approximately $10.3 million of unrecognized tax benefits included in other non-current liabilities, $11.4 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the three and six months ended June 30, 2025, the Company had net increases of $0.4 million and $0.7 million, respectively, to its current year unrecognized tax benefits related to federal and state tax provisions.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the Act) into legislation, which among other changes, restored the full expensing of domestic research and experimental expenditures (R&E) in the year incurred. Further, the Act provides taxpayers the option to deduct unamortized domestic R&E expenditures incurred in taxable years 2022 through 2024 over a one or two-year period. The Company is not aware of any provision in the Act that would have a material adverse impact to the Company's results of operations, cash flows, or financial condition.

The tax years 2012 through 2024 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax, other than certain states in which the statute of limitations has been extended.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to a certain member of the Company’s Board of Directors, who is a minority shareholder in the firm’s parent company and is a member of the parent company’s Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm’s-length transaction and have been approved by the Audit Committee of the Company’s Board of Directors through the Company’s related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and six months ended June 30, 2025 and 2024, the Company incurred an immaterial amount in expenses and had no payable balance at June 30, 2025 and an immaterial payable balance at December 31, 2024.

The Company provides services to entities that are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm’s-length transaction. Revenue related to these transactions was $2.5 million and $4.5 million, respectively, for the three and six months ended June 30, 2025 and an immaterial amount for the three and six months ended June 30, 2024. Accounts receivable due from these entities was an immaterial amount at June 30, 2025 and December 31, 2024.

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

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 82% of total revenue in the second quarter of 2025. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services. We also offer our SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

●    Physician Staffing – Physician Staffing represented approximately 18% of total revenue in the second quarter of 2025. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended June 30, 2025, consolidated revenue declined 19.3% year-over-year to $274.1 million, as there continued to be a decline in both volume and average bill rates in travel nurse and allied, and per diem. These declines were partly offset by continued growth in Homecare Staffing, which was up 31.3% over the prior year, as well as growth in our Physician Staffing segment, which was up 3.0% over the prior year. Net loss attributable to common stockholders in the second quarter of 2025 was $6.7 million, as compared to net loss of $16.1 million for the same period in the prior year.

For the three months ended June 30, 2025, cash and cash equivalents totaled $81.2 million. Cash flow provided by operating activities for the three months ended June 30, 2025 was $4.2 million. As of June 30, 2025, there were no borrowings drawn under the revolving senior-secured asset-based credit facility (ABL), and borrowing base availability under the ABL was $140.6 million, with $125.7 million of availability net of $14.9 million of letters of credit. See Note 8 - Debt to our condensed consolidated financial statements.

On December 3, 2024, Cross Country entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information from the U.S. Federal Trade Commission in connection with their review of the transactions contemplated by the Merger Agreement. The Company expects that the Aya Merger will close in the fourth quarter of 2025, subject to the satisfaction of other customary closing conditions, including regulatory approvals. The Aya Merger was approved by the Company’s stockholders at a special meeting held on February 28, 2025. Upon completion of the Aya Merger, Cross Country will become a private company and its common stock will no longer trade on Nasdaq. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements.

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

Results of Operations

The following table summarizes, for the periods indicated, selected condensed consolidated statements of operations and comprehensive loss data expressed as a percentage of revenue. Our historical results of operations are not necessarily indicative of future operating results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	79.6	79.2	79.8	79.4
Selling, general and administrative expenses	18.2	17.7	18.1	17.2
Credit loss expense	—	5.6	—	2.8
Depreciation and amortization	1.5	1.4	1.6	1.3
Acquisition and integration-related costs	2.2	—	1.4	—
Restructuring costs	0.2	0.6	0.1	0.4
Legal and other losses	0.4	1.2	0.2	1.1
Impairment charges	—	—	—	0.1
Loss from operations	(2.1)	(5.7)	(1.2)	(2.3)
Interest expense	0.2	0.2	0.2	0.1
Interest income	(0.2)	(0.1)	(0.2)	(0.1)
Other income, net	—	—	—	(0.1)
Loss before income taxes	(2.1)	(5.8)	(1.2)	(2.2)
Income tax expense (benefit)	0.3	(1.1)	0.1	(0.3)
Net loss attributable to common stockholders	(2.4)%	(4.7)%	(1.3)%	(1.9)%

Comparison of Results for the Three Months Ended June 30, 2025 and the Three Months Ended June 30, 2024

	Three Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2025	2024	$	%
	(Amounts in thousands)
Revenue from services	$274,072	$339,771	$(65,699)	(19.3)%
Direct operating expenses	218,068	268,966	(50,898)	(18.9)%
Selling, general and administrative expenses	50,050	60,255	(10,205)	(16.9)%
Credit loss expense	30	18,858	(18,828)	(99.8)%
Depreciation and amortization	4,101	4,719	(618)	(13.1)%
Acquisition and integration-related costs	5,995	3	5,992	NM
Restructuring costs	588	2,116	(1,528)	(72.2)%
Legal and other losses	1,099	3,946	(2,847)	(72.1)%
Impairment charges	—	114	(114)	(100.0)%
Loss from operations	(5,859)	(19,206)	13,347	69.5%
Interest expense	549	568	(19)	(3.3)%
Interest income	(702)	(235)	(467)	(198.7)%
Other expense, net	23	23	—	—%
Loss before income taxes	(5,729)	(19,562)	13,833	70.7%
Income tax expense (benefit)	930	(3,512)	4,442	126.5%
Net loss attributable to common stockholders	$(6,659)	$(16,050)	$9,391	58.5%
NM - Not meaningful

Revenue from services

Revenue from services decreased 19.3% to $274.1 million for the three months ended June 30, 2025, as compared to $339.8 million for the three months ended June 30, 2024, due to volume and bill rate declines in the Nurse and Allied Staffing segment partially offset by higher average bill rates in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $50.9 million, or 18.9%, to $218.1 million for the three months ended June 30, 2025, as compared to $269.0 million for the three months ended June 30, 2024, as a result of revenue decreases and the tightening of the bill/pay spreads. As a percentage of total revenue, direct operating expenses increased to 79.6%, as compared to 79.2% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 16.9% to $50.1 million for the three months ended June 30, 2025, as compared to $60.3 million for the three months ended June 30, 2024, primarily due to decreases in compensation and benefit expense, as well as decreases in professional fees. As a percentage of total revenue, selling, general and administrative expenses increased to 18.2% for the three months ended June 30, 2025, as compared to 17.7% for the three months ended June 30, 2024.

Credit loss expense

Credit loss expense for the three months ended June 30, 2025 was immaterial, as compared to $18.9 million for the three months ended June 30, 2024, which was related to a customer bankruptcy. As a percentage of revenue, credit loss expense was 0.0% for the three months ended June 30, 2025 and 5.6% for the three months ended June 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2025 was $4.1 million, as compared to $4.7 million for the three months ended June 30, 2024. As a percentage of revenue, depreciation and amortization expense was 1.5% for the three months ended June 30, 2025 and 1.4% for the three months ended June 30, 2024.

Acquisition and integration-related costs

Acquisition and integration-related costs of $6.0 million for the three months ended June 30, 2025 relate primarily to fees associated with the pending Aya Merger. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements. There were no such costs for the three months ended June 30, 2024.

Restructuring costs

Restructuring costs of $0.6 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, were primarily comprised of employee termination costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the second quarter of 2025, the Company recorded $1.1 million in legal fees and settlement charges related to various cases and claims. During the second quarter of 2024, the Company recorded legal and other losses of $3.9 million which included the settlement of a class action lawsuit, as well as costs related to an unrecoverable asset.

Impairment charges

Non-cash impairment charges for the three months ended June 30, 2024 related to real estate restructuring activities. There were no such charges for the three months ended June 30, 2025.

Interest income

Interest income of $0.7 million for the three months ended June 30, 2025 related to higher average cash on hand deposited in interest bearing accounts during the quarter. Interest income was immaterial for the three months ended June 30, 2024.

Income tax expense (benefit)

Income tax expense totaled $0.9 million for the three months ended June 30, 2025, as compared to an income tax benefit of $3.5 million for the three months ended June 30, 2024. The income tax expense for the second quarter of 2025 and the income tax benefit for the second quarter of 2024 were primarily driven by federal and state taxes. The increase in income tax expense was primarily related to an increase in book income. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Six Months Ended June 30, 2025 and the Six Months Ended June 30, 2024

	Six Months Ended June 30,
			Increase (Decrease)	Increase (Decrease)
	2025	2024	$	%
	(Amounts in thousands)
Revenue from services	$567,480	$718,945	$(151,465)	(21.1)%
Direct operating expenses	452,818	570,843	(118,025)	(20.7)%
Selling, general and administrative expenses	102,536	123,507	(20,971)	(17.0)%
Credit loss expense	65	20,148	(20,083)	(99.7)%
Depreciation and amortization	8,873	9,361	(488)	(5.2)%
Acquisition and integration-related costs	8,036	3	8,033	NM
Restructuring costs	889	3,054	(2,165)	(70.9)%
Legal and other losses	1,099	7,596	(6,497)	(85.5)%
Impairment charges	—	718	(718)	(100.0)%
Loss from operations	(6,836)	(16,285)	9,449	58.0%
Interest expense	1,092	1,030	62	6.0%
Interest income	(1,383)	(408)	(975)	(239.0)%
Other expense (income), net	83	(1,034)	1,117	108.0%
Loss before income taxes	(6,628)	(15,873)	9,245	58.2%
Income tax expense (benefit)	521	(2,515)	3,036	120.7%
Net loss attributable to common stockholders	$(7,149)	$(13,358)	$6,209	46.5%
NM - Not meaningful

Revenue from services

Revenue from services decreased 21.1% to $567.5 million for the six months ended June 30, 2025, as compared to $718.9 million for the six months ended June 30, 2024, due to volume and bill rate declines in the Nurse and Allied Staffing segment partially offset by higher average bill rates in the Physician Staffing segment. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $118.0 million, or 20.7%, to $452.8 million for the six months ended June 30, 2025, as compared to $570.8 million for the six months ended June 30, 2024, as a result of revenue decreases and the tightening of the bill/pay spreads. As a percentage of total revenue, direct operating expenses increased to 79.8%, as compared to 79.4% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 17.0% to $102.5 million for the six months ended June 30, 2025, as compared to $123.5 million for the six months ended June 30, 2024, primarily due to decreases in compensation and benefit expense, as well as decreases in professional fees, marketing expense, and software and hardware costs. As a percentage of total revenue, selling, general and administrative expenses increased to 18.1% for the six months ended June 30, 2025, as compared to 17.2% for the six months ended June 30, 2024.

Credit loss expense

Credit loss expense for the six months ended June 30, 2025 was immaterial, as compared to $20.1 million for the six months ended June 30, 2024, which was related to a customer bankruptcy. As a percentage of revenue, credit loss expense was 0.0% for the six months ended June 30, 2025 and 2.8% for the six months ended June 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2025 was $8.9 million, as compared to $9.4 million for the six months ended June 30, 2024. As a percentage of revenue, depreciation and amortization expense was 1.6% for the six months ended June 30, 2025 and 1.3% for the six months ended June 30, 2024.

Acquisition and integration-related costs

Acquisition and integration-related costs of $8.0 million for the six months ended June 30, 2025 relate primarily to fees associated with the pending Aya Merger. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements. There were no such costs for the six months ended June 30, 2024.

Restructuring costs

Restructuring costs of $0.9 million for the six months ended June 30, 2025 were primarily comprised of employee terminations costs, and costs of $3.1 million for the six months ended June 30, 2024 were primarily comprised of employee termination costs and ongoing lease exit costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the six months ended June 30, 2025, the Company recorded $1.1 million in legal fees and settlement charges related to various cases and claims. During the six months ended June 30, 2024, the Company recorded legal and other losses of $7.6 million, which included the settlement of a class action lawsuit, as well as costs related to an unrecoverable asset.

Impairment charges

Non-cash impairment charges totaled $0.7 million for the six months ended June 30, 2024 related to real estate restructuring activities. There were no such charges for the six months ended June 30, 2025.

Interest income

Interest income of $1.4 million for the six months ended June 30, 2025 related to higher average cash on hand deposited in interest bearing accounts during the period. Interest income was immaterial for the six months ended June 30, 2024.

Other expense (income), net

For the six months ended June 30, 2024, other income, net included a $0.9 million decrease of the remaining earnout liability related to the Mint acquisition. There were no such adjustments for the six months ended June 30, 2025.

Income tax expense (benefit)

Income tax expense totaled $0.5 million for the six months ended June 30, 2025, as compared to income tax benefit of $2.5 million for the six months ended June 30, 2024. The income tax expense for the first six months of 2025 and the income tax benefit for the first six months of 2024 were primarily driven by federal and state taxes. The increase in income tax expense was primarily related to an increase in book income. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$224,305	$291,451	$466,596	$623,637
Physician Staffing	49,767	48,320	100,884	95,308
	$274,072	$339,771	$567,480	$718,945

Contribution income:
Nurse and Allied Staffing	$13,887	$5,820	$31,131	$33,003
Physician Staffing	4,577	4,033	8,606	7,171
	18,464	9,853	39,737	40,174

Corporate overhead	12,540	18,161	27,676	35,727
Depreciation and amortization	4,101	4,719	8,873	9,361
Restructuring costs	588	2,116	889	3,054
Legal and other losses	1,099	3,946	1,099	7,596
Impairment charges	—	114	—	718
Acquisition and integration-related costs	5,995	3	8,036	3
Loss from operations	$(5,859)	$(19,206)	$(6,836)	$(16,285)

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	June 30,	June 30,		Percent
	2025	2024	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,035	8,415	(1,380)	(16.4)%
Average Nurse and Allied Staffing revenue per FTE per day	$348	$377	$(29)	(7.7)%

Physician Staffing statistical data:
Days filled	22,228	24,252	(2,024)	(8.3)%
Revenue per day filled	$2,239	$1,992	$247	12.4%

	Six Months Ended
	June 30,	June 30,		Percent
	2025	2024	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	7,223	8,770	(1,547)	(17.6)%
Average Nurse and Allied Staffing revenue per FTE per day	$354	$388	$(34)	(8.8)%

Physician Staffing statistical data:
Days filled	44,920	48,037	(3,117)	(6.5)%
Revenue per day filled	$2,246	$1,984	$262	13.2%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended June 30, 2025 and Three Months Ended June 30, 2024

Nurse and Allied Staffing

Revenue decreased $67.2 million, or 23.0%, to $224.3 million for the three months ended June 30, 2025, as compared to $291.5 million for the three months ended June 30, 2024, driven primarily by a 16.4% decline in professionals on assignment and, to a lesser extent, a 7.7% normalization in bill rates. However, within the segment Homecare Staffing experienced year-over-year revenue growth of 31.3% and sequential revenue growth of 7.0% for the three months ended June 30, 2025.

Contribution income increased $8.1 million, or 138.6%, to $13.9 million for the three months ended June 30, 2025, as compared to $5.8 million for the three months ended June 30, 2024. As a percentage of segment revenue, contribution income margin increased to 6.2% for the three months ended June 30, 2025, as compared to 2.0% for the three months ended June 30, 2024.

The average number of FTEs on contract during the three months ended June 30, 2025 decreased 16.4% from the three months ended June 30, 2024, primarily due to headcount decline in travel nurse and allied, per diem, and education. The average revenue per FTE per day decreased 7.7%.

Physician Staffing

Revenue increased $1.5 million, or 3.0%, to $49.8 million for the three months ended June 30, 2025, as compared to $48.3 million for the three months ended June 30, 2024, primarily due to the impact from higher rates and favorable specialty mix.

Contribution income increased $0.6 million, or 13.5%, to $4.6 million for the three months ended June 30, 2025, as compared to $4.0 million for the three months ended June 30, 2024. As a percentage of segment revenue, contribution income was 9.2% for the three months ended June 30, 2025, as compared to 8.3% for the three months ended June 30, 2024.

Total days filled for the three months ended June 30, 2025 decreased 8.3% to 22,228, as compared to 24,252 in the prior year. Revenue per day filled was $2,239, as compared with $1,992 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $12.5 million for the three months ended June 30, 2025, from $18.2 million for the three months ended June 30, 2024, primarily due to decreases in compensation and benefit expense, and a decrease in professional fees. As a percentage of consolidated revenue, corporate overhead was 4.6% for the three months ended June 30, 2025 and 5.3% for the three months ended June 30, 2024.

Segment Comparison - Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024

Nurse and Allied Staffing

Revenue decreased $157.0 million, or 25.2%, to $466.6 million for the six months ended June 30, 2025, as compared to $623.6 million for the six months ended June 30, 2024, driven primarily by a 17.6% decline in professionals on assignment and, to a lesser extent, an 8.8% normalization in bill rates. However, within the segment Homecare Staffing experienced year-over-year revenue growth of 30.4% for the six months ended June 30, 2025.

Contribution income decreased $1.9 million, or 5.7%, to $31.1 million for the six months ended June 30, 2025, as compared to $33.0 million for the six months ended June 30, 2024. As a percentage of segment revenue, contribution income margin increased to 6.7% for the six months ended June 30, 2025, as compared to 5.3% for the six months ended June 30, 2024.

The average number of FTEs on contract during the six months ended June 30, 2025 decreased 17.6% from the six months ended June 30, 2024, primarily due to headcount decline in travel nurse and allied, per diem, and education. The average revenue per FTE per day decreased 8.8%.

Physician Staffing

Revenue increased $5.6 million, or 5.9%, to $100.9 million for the six months ended June 30, 2025, as compared to $95.3 million for the six months ended June 30, 2024, primarily due to the impact from higher rates and favorable specialty mix.

Contribution income increased $1.4 million, or 20.0%, to $8.6 million for the six months ended June 30, 2025, as compared to $7.2 million for the six months ended June 30, 2024. As a percentage of segment revenue, contribution income was 8.5% for the six months ended June 30, 2025, as compared to 7.5% for the six months ended June 30, 2024.

Total days filled for the six months ended June 30, 2025 decreased 6.5% to 44,920, as compared to 48,037 in the prior year. Revenue per day filled was $2,246, as compared with $1,984 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead decreased to $27.7 million for the six months ended June 30, 2025, from $35.7 million for the six months ended June 30, 2024, primarily due to decreases in compensation and benefit expense, as well as professional fees and software and hardware expense. As a percentage of consolidated revenue, corporate overhead was 4.9% for the six months ended June 30, 2025 and 5.0% for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we reported $81.2 million in cash and cash equivalents, with no borrowings drawn under the ABL. Working capital decreased by $1.7 million to $212.9 million as of June 30, 2025, as compared to $214.6 million as of December 31, 2024, primarily due to a decrease in net receivables and the timing of disbursements. As of June 30, 2025, days’ sales outstanding, net of amounts owed to subcontractors, was 58 days, up 4 days year-over-year and up 1 day sequentially. As of June 30, 2025, we did not have any off-balance sheet arrangements.

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

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million (the Repurchase Program). In the third quarter of 2023, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company’s blackout periods, beginning on January 2, 2024 and effective through November 7, 2024. During the six months ended June 30, 2024, we repurchased and retired a total of 1,290,156 shares of common stock for $21.3 million, at an average price of $16.50 per share. During the six months ended June 30, 2025, we did not repurchase any shares of our common stock, but did pay $0.3 million in excise tax related to previous share repurchases. As of June 30, 2025, we had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Loan Agreement (as defined below).

Net cash provided by operating activities decreased $78.5 million to $9.9 million for the six months ended June 30, 2025, as compared to $88.4 million for the six months ended June 30, 2024.

Net cash used in investing activities was $3.9 million for the six months ended June 30, 2025, as compared to $5.1 million for the six months ended June 30, 2024, for capital expenditures in both years.
Net cash used in financing activities during the six months ended June 30, 2025 was $6.5 million, as compared to $30.8 million during the six months ended June 30, 2024. During the six months ended June 30, 2025, we used cash to pay $1.8 million for income taxes on share-based compensation, $0.3 million for excise tax related to previous share repurchases, and $4.4 million for contingent consideration. During the six months ended June 30, 2024, we used cash to pay $2.9 million for income taxes on share-based compensation, $21.3 million for share repurchases, and $6.6 million for contingent consideration.

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
As of June 30, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $140.6 million as of June 30, 2025, with no borrowings drawn and $125.7 million of availability net of $14.9 million of letters of credit. For the three months ended June 30, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.

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

A 1.0% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the six months ended June 30, 2025 and 2024, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

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

During the three months ended June 30, 2025, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

CROSS COUNTRY HEALTHCARE, INC.

Date: August 6, 2025	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)