Form 10-Q
period 2025-09-30
CROSS COUNTRY HEALTHCARE INC
filed 2025-11-12
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 32,759,952 shares of common stock, par value $0.0001 per share, as of October 31, 2025.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Statements regarding the proposed Aya Merger (as defined below); the expected timing and closing of the proposed Aya Merger; the Company’s ability to consummate the proposed Aya Merger; the expected benefits of the proposed Aya Merger and other considerations taken into account by the Company’s Board of Directors in approving the proposed Aya Merger; the amounts to be received by stockholders in connection with the proposed Aya Merger; and expectations for the Company prior to and following the closing of the proposed Aya Merger, may be deemed to be forward-looking statements. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the timing to consummate the proposed Aya Merger, the risk that a condition of closing of the proposed Aya Merger may not be satisfied or that the closing of the proposed Aya Merger might otherwise not occur, the risk that the Aya Merger may not be completed on the terms or in the time frame expected by the Company, due to such factors as delays in obtaining regulatory approvals due to the U.S. government shutdown that began in October 2025, the diversion of management time on transaction-related issues, risks related to disruption of management time from ongoing business operations due to the proposed Aya Merger, the risk that any announcements relating to the proposed Aya Merger could have adverse effects on the market price of the common stock of the Company, the risk that the proposed Aya Merger and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with its suppliers and customers, the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement (as defined below), including in circumstances requiring the Company to pay a termination fee, the risk that competing offers will be made, unexpected costs, impairments, fees, charges or expenses resulting from the Aya Merger, potential litigation relating to the Aya Merger that could be instituted against the parties to the Merger Agreement or their respective directors, managers or officers, including the effects of any outcomes related thereto, the overall macroeconomic environment, including increased inflation and interest rates, demand for the healthcare services that we provide, both nationally and in the regions in which we operate, our ability to attract and retain qualified nurses, physicians and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, the functioning of our information systems, the effect of cyber security risks and cyber incidents on our business, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, including data privacy and protection laws, social, ethical, and security issues relating to the use of artificial intelligence, our customers’ ability to pay us for our services, our ability to successfully implement our acquisition and development strategies, including our ability to successfully integrate acquired businesses and realize synergies from such acquisitions, the effect of liabilities and other claims asserted against us, the effect of competition in the markets we serve, our ability to successfully defend the Company, its subsidiaries, and its officers and directors on the merits of any lawsuit or determine its potential liability, if any, and other factors, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 on Form 10-K/A (2024 Form 10-K), as filed and updated in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

September 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$99,132	$81,633
Accounts receivable, net of allowances of $9,162 in 2025 and $9,301 in 2024	180,208	223,238
Income taxes receivable	3,760	10,389
Prepaid expenses	5,289	7,848
Insurance recovery receivable	5,632	9,255
Other current assets	1,092	2,637
Total current assets	295,113	335,000
Property and equipment, net of accumulated depreciation of $25,547 in 2025 and $19,285 in 2024	28,269	28,850
Operating lease right-of-use assets	1,851	2,468
Goodwill	135,060	135,060
Other intangible assets, net	35,523	42,186
Deferred tax assets	9,460	8,104
Insurance recovery receivable	14,893	20,928
Cloud computing	12,855	10,846
Other assets	5,207	5,809
Total assets	$538,231	$589,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,311	$64,946
Accrued compensation and benefits	41,856	47,646
Operating lease liabilities	846	2,089
Earnout liability	—	4,411
Other current liabilities	531	1,310
Total current liabilities	85,544	120,402
Operating lease liabilities	1,358	1,782
Accrued claims	29,266	34,425
Uncertain tax positions	10,346	10,117
Other liabilities	3,575	3,566
Total liabilities	130,089	170,292

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	203,529	202,338
Accumulated other comprehensive loss	(1,526)	(1,441)
Retained earnings	206,136	218,059
Total stockholders’ equity	408,142	418,959
Total liabilities and stockholders’ equity	$538,231	$589,251

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue from services	$250,052	$315,119	$817,532	$1,034,064
Operating expenses:
Direct operating expenses	199,125	250,961	651,943	821,804
Selling, general and administrative expenses	46,894	54,297	149,430	177,804
Credit loss (credit) expense	(861)	1,512	(796)	21,660
Depreciation and amortization	4,088	4,498	12,961	13,859
Acquisition and integration-related costs	4,147	—	12,183	3
Restructuring costs	1,530	998	2,419	4,052
Legal and other losses	1,102	—	2,201	7,596
Impairment charges	—	—	—	718
Total operating expenses	256,025	312,266	830,341	1,047,496
(Loss) income from operations	(5,973)	2,853	(12,809)	(13,432)
Other expenses (income):
Interest expense	556	550	1,648	1,580
Interest income	(864)	(1,107)	(2,247)	(1,515)
Other (income) expense, net	(28)	21	55	(1,013)
(Loss) income before income taxes	(5,637)	3,389	(12,265)	(12,484)
Income tax (benefit) expense	(863)	834	(342)	(1,681)
Net (loss) income attributable to common stockholders	$(4,774)	$2,555	$(11,923)	$(10,803)

Other comprehensive (loss) income:
Unrealized foreign currency translation loss, net of tax	(85)	(8)	(85)	(12)
Comprehensive (loss) income	$(4,859)	$2,547	$(12,008)	$(10,815)

Net (loss) income per share attributable to common stockholders - Basic	$(0.15)	$0.08	$(0.37)	$(0.32)

Net (loss) income per share attributable to common stockholders - Diluted	$(0.15)	$0.08	$(0.37)	$(0.32)

Weighted average common shares outstanding:
Basic	32,524	33,016	32,434	33,728
Diluted	32,524	33,058	32,434	33,728

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended September 30, 2025 and 2024
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2025	32,523	$3	$202,770	$(1,441)	$210,910	$412,242
Vesting of restricted stock	1	—	(7)	—	—	(7)
Equity compensation	—	—	766	—	—	766
Foreign currency translation adjustment, net of taxes	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(4,774)	(4,774)
Balances at September 30, 2025	32,524	$3	$203,529	$(1,526)	$206,136	$408,142

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at June 30, 2024	33,388	$3	$215,449	$(1,389)	$219,257	$433,320
Vesting of restricted stock	1	—	(7)	—	—	(7)
Equity compensation	—	—	870	—	—	870
Stock repurchase and retirement	(817)	—	(11,920)	—	—	(11,920)
Stock repurchase excise tax	—	—	(119)	—	—	(119)
Foreign currency translation adjustment, net of taxes	—	—	—	(8)	—	(8)
Net loss	—	—	—	—	2,555	2,555
Balances at September 30, 2024	32,572	$3	$204,273	$(1,397)	$221,812	$424,691

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Nine Months Ended September 30, 2025 and 2024
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2024	32,277	$3	$202,338	$(1,441)	$218,059	$418,959
Vesting of restricted stock	247	—	(1,763)	—	—	(1,763)
Equity compensation	—	—	2,954	—	—	2,954
Foreign currency translation adjustment, net of taxes	—	—	—	(85)	—	(85)
Net loss	—	—	—	—	(11,923)	(11,923)
Balances at September 30, 2025	32,524	$3	$203,529	$(1,526)	$206,136	$408,142

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31, 2023	34,385	$4	$236,417	$(1,385)	$232,615	$467,651
Vesting of restricted stock	294	—	(2,960)	—	—	(2,960)
Equity compensation	—	—	4,327	—	—	4,327
Stock repurchase and retirement	(2,107)	(1)	(33,233)	—	—	(33,234)
Stock repurchase excise tax	—	—	(278)	—	—	(278)
Foreign currency translation adjustment, net of taxes	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(10,803)	(10,803)
Balances at September 30, 2024	32,572	$3	$204,273	$(1,397)	$221,812	$424,691

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Consolidated net loss	$(11,923)	$(10,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,961	13,859
Provision for allowances	(1,294)	21,506
Deferred income tax benefit	(1,297)	(2,946)
Non-cash lease expense	746	731
Impairment charges	—	718
Equity compensation	2,954	4,327
Other non-cash costs	613	611
Changes in operating assets and liabilities:
Accounts receivable	44,324	105,859
Prepaid expenses and other assets	1,420	622
Income taxes	6,945	(944)
Accounts payable and accrued expenses	(25,303)	(33,592)
Operating lease liabilities	(1,792)	(2,228)
Other	1,658	(1,838)
Net cash provided by operating activities	30,012	95,882

Cash flows from investing activities
Purchases of property and equipment	(6,044)	(6,183)
Net cash used in investing activities	(6,044)	(6,183)

Cash flows from financing activities
Borrowings under Senior Secured Asset-Based revolving credit facility	1,084	17,671
Repayments on Senior Secured Asset-Based revolving credit facility	(1,084)	(17,671)
Cash paid for shares withheld for taxes	(1,762)	(2,960)
Stock repurchase and retirement	(314)	(33,233)
Payment of contingent consideration	(4,411)	(6,579)
Net cash used in financing activities	(6,487)	(42,772)

Effect of exchange rate changes on cash	18	—
Change in cash and cash equivalents	17,499	46,927
Cash and cash equivalents at beginning of period	81,633	17,094
Cash and cash equivalents at end of period	$99,132	$64,021

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

Aya Healthcare

On December 3, 2024, the Company entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). The consummation of the Aya Merger is subject to the satisfaction of a number of closing conditions, including, without limitation, stockholder approval which was received at a special meeting held on February 28, 2025 and the successful completion of a review by the U.S. Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information (Second Request) from the FTC in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. As of August 29, 2025, each of the Company and Aya Healthcare had certified to the FTC that it had substantially complied with the Second Request and, as a result of discussions with the FTC, the HSR waiting period was set to expire on November 17, 2025. In addition, the Aya Merger end date was extended from September 3, 2025 to December 3, 2025. However, the FTC is closed during the government shutdown and the expiry of the HSR waiting period extends day-for-day while the government shutdown continues. As a result, absent any further agreement from the FTC, the HSR waiting period is now set to expire after the end date contemplated by the Merger Agreement, which is currently December 3, 2025. Absent agreement between the Company and Aya, if the transaction has not closed by December 3, 2025, either party may terminate the Merger Agreement. The Company and Aya are currently discussing an extension of the end date beyond December 3, 2025, but there can be no assurance that an agreement with respect to an extension will be reached. If the Aya Merger is completed, the Company will become a private company and its common stock will no longer trade on Nasdaq. During the three and nine months ended September 30, 2025, the Company incurred $4.1 million and $12.2 million, respectively, in fees associated with the pending Aya Merger, which is included in acquisition and integration-related costs in the condensed consolidated statements of operations and comprehensive (loss) income. See associated risk factors in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in Part 1, Item 1A. Risk Factors in the 2024 Form 10-K.

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

Risks and Uncertainties

The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. See associated risk factors in Part II, Item 1A. Risk Factors in this quarterly report on Form 10-Q and in Item 1A. Risk Factors in the 2024 Form 10-K.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for credit losses and sales allowances. Estimated revenue for the Company employees’, subcontracted employees’, and independent contractors’ time worked but not yet billed at September 30, 2025 and December 31, 2024 totaled $51.2 million and $60.4 million, respectively.

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

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2025	2024
Allowance for Credit Losses	(amounts in thousands)
Balance at January 1	$8,841	$19,640
Credit Loss Expense	35	1,290
Write-Offs, net of Recoveries	473	(1,555)
Balance at March 31	9,349	19,375
Credit Loss Expense	30	18,858
Write-Offs, net of Recoveries	(289)	(3,201)
Balance at June 30	9,090	35,032
Credit Loss (Credit) Expense	(861)	1,512
Write-Offs, net of Recoveries	532	(1,942)
Balance at September 30	$8,761	$34,602

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments that may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of September 30, 2025 and December 31, 2024 was $0.4 million and $0.5 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company’s customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three and nine months ended September 30, 2025 and 2024, or the Company’s accounts receivable balance as of September 30, 2025 and December 31, 2024.

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

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2025	$100	$788
Charged to restructuring	152	—
Payments	(137)	(184)
Balance at March 31, 2025	115	604
Charged to restructuring	477	—
Payments	(355)	(180)
Balance at June 30, 2025	237	424
Charged to restructuring	1,234	2
Payments	(530)	(177)
Balance at September 30, 2025	$941	$249

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

Recent Accounting Pronouncements

On September 18, 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: (1) a prospective transition approach, (2) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (3) a retrospective transition approach. The Company expects to adopt this standard for its first quarter ending March 31, 2028. The Company expects this ASU to have an immaterial impact to results of operations, cash flows, and financial condition.

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

	Three Months ended September 30, 2025
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$197,396	$46,022	$243,418
Other Services	4,554	2,080	6,634
Total	$201,950	$48,102	$250,052

	Three Months ended September 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$257,035	$47,848	$304,883
Other Services	7,818	2,418	10,236
Total	$264,853	$50,266	$315,119

	Nine Months ended September 30, 2025
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$652,211	$141,992	$794,203
Other Services	16,335	6,994	23,329
Total	$668,546	$148,986	$817,532

	Nine Months ended September 30, 2024
	Nurse And Allied Staffing	Physician Staffing	Total Segments

Temporary Staffing Services	$864,510	$138,173	$1,002,683
Other Services	23,980	7,401	31,381
Total	$888,490	$145,574	$1,034,064
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

Acquisition-related costs

Other than the fees associated with the pending Aya Merger as discussed in Note 1 - Organization and Basis of Presentation, the Company did not record any acquisition-related costs associated with the Company’s acquisitions for the three and nine months ended September 30, 2025 and the three months ended September 30, 2024, and recorded an immaterial amount for the nine months ended September 30, 2024.

5.    COMPREHENSIVE (LOSS) INCOME

Total comprehensive (loss) income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive (loss) income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.7 million as of September 30, 2025 and $1.5 million as of December 31, 2024.

The income tax impact related to components of other comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 is included in unrealized foreign currency translation loss, net of tax in the condensed consolidated statements of operations and comprehensive (loss) income.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic and Diluted	$(4,774)	$2,555	$(11,923)	$(10,803)

Denominator:
Weighted average common shares - Basic	32,524	33,016	32,434	33,728
Effect of diluted shares:
Share-based awards	—	42	—	—
Weighted average common shares - Diluted[a]	32,524	33,058	32,434	33,728

Net (loss) income per share attributable to common stockholders - Basic	$(0.15)	$0.08	$(0.37)	$(0.32)

Net (loss) income per share attributable to common stockholders - Diluted	$(0.15)	$0.08	$(0.37)	$(0.32)

(a) For the three months ended September 30, 2025 and the nine months ended September 30, 2025 and 2024, the effect of diluted shares was not included in the weighted average share calculation due to the Company’s net operating loss position.

The following table represents the share-based awards that could potentially dilute net (loss) income per share attributable to common stockholders in the future that were not included in the computation of diluted net (loss) income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(amounts in thousands)
Share-based awards	235	431	161	314

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$36,530	$25,196	$11,334	$36,530	$21,945	$14,585
Customer relationships	52,538	34,249	18,289	52,538	30,837	21,701
Other intangible assets, net	$89,068	$59,445	$29,623	$89,068	$52,782	$36,286
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$5,900			$5,900

As of September 30, 2025, estimated future annual amortization expense was as follows:

(amounts in thousands)
Years Ending December 31:
2025	$1,988
2026	7,482
2027	6,191
2028	4,791
2029	4,107
Thereafter	5,064
$29,623

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

As of September 30, 2025, the Company performed a qualitative assessment of each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of September 30, 2025 will prove to be accurate predictions of future performance.

As of September 30, 2025, goodwill by reporting segment was $112.2 million for Nurse and Allied Staffing and $22.9 million for Physician Staffing, for a total of $135.1 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of September 30, 2025 and 2024, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable.

8.    DEBT

The Company’s debt consists of the following:

	September 30, 2025		December 31, 2024
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 6.01% and 6.31% at September 30, 2025 and December 31, 2024, respectively	$—	$(1,198)	$—	$(1,807)
Debt	$—	$(1,198)	$—	$(1,807)

As of September 30, 2025 and December 31, 2024, there was no debt outstanding on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the condensed consolidated balance sheets.
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
The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus customary reserves and subject to customary adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At September 30, 2025, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $121.4 million, with $103.0 million of availability net of $18.4 million of letters of credit outstanding related to workers’ compensation and professional liability policies.
As of September 30, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.
The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended September 30, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors, subject to customary exceptions.

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

During the third quarter of 2025, the Company entered into a new lease agreement for its new corporate headquarters in Boca Raton, Florida, as the lease agreement for its current corporate headquarters is set to expire on December 31, 2025. The Company will take possession of its new corporate headquarters on December 1, 2025.

The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	September 30, 2025	December 31, 2024
	(amounts in thousands)
Operating lease right-of-use assets	$1,851	$2,468
Operating lease liabilities - current	$846	$2,089
Operating lease liabilities - non-current	$1,358	$1,782

	September 30, 2025	December 31, 2024
Weighted average remaining lease term	2.6 years	2.6 years
Weighted average discount rate	7.21%	7.05%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of September 30, 2025:

(amounts in thousands)
Years Ending December 31:
2025	$358
2026	784
2027	639
2028	538
2029	131
Thereafter	—
Total minimum lease payments	2,450
Less: amount of lease payments representing interest	(246)
Present value of future minimum lease payments	2,204
Less: operating lease liabilities - current	(846)
Operating lease liabilities - non-current	$1,358

Other Information

The table below provides information regarding supplemental cash flows:

	Nine Months Ended
	September 30,
	2025	2024
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$1,882	$2,536
Right-of-use assets acquired under operating lease	$171	$1,375

The components of lease expense are as follows:

	Three Months Ended
	September 30,
	2025	2024
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:
Operating lease expense	$291	$331
Short-term lease expense	$346	$332
Variable and other lease costs	$55	$150

	Nine Months Ended
	September 30,
	2025	2024
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income:
Operating lease expense	$913	$981
Short-term lease expense	$918	$1,109
Variable and other lease costs	$186	$765

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

As of September 30, 2025, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

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

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	September 30, 2025	December 31, 2024
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,874	$2,889
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,869	$2,926

Items Measured at Fair Value on a Non-Recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The Company did not record any material impairment charges during the three and nine months ended September 30, 2025 and 2024.

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

Other financial instruments not measured or recorded at fair value include earnout liabilities related to the Mint acquisition, as discussed below.

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

During the three months ended September 30, 2024, the Company repurchased a total of 816,879 shares of common stock for $11.9 million, at an average price of $14.57 per share. During the nine months ended September 30, 2024, the Company repurchased a total of 2,107,035 shares of common stock for $33.2 million, at an average price of $15.75 per share. During the three and nine months ended September 30, 2025, the Company did not repurchase any shares of its common stock, but did pay $0.3 million in excise tax related to previous share repurchases.

As of September 30, 2025, the Company had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company’s Loan Agreement. As of September 30, 2025, the Company had 32,524,455 unrestricted shares of common stock outstanding.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the 2020 Plan and the 2024 Plan (Plans) for the nine months ended September 30, 2025:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2025	538,589	$19.53	409,698	$20.68
Granted	—	$—	—	$—
Vested	(282,002)	$19.31	(85,001)	$21.61
Forfeited	(21,090)	$19.87	(31,519)	$21.43
Unvested restricted stock awards, September 30, 2025	235,497	$19.76	293,178	$20.34

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

During the three and nine months ended September 30, 2025, $0.8 million and $3.0 million, respectively, was included in selling, general and administrative expenses related to share-based payments, and a net of 1,138 and 247,060 shares, respectively, of common stock were issued upon the vesting of restricted and performance stock.

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

Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Three Months Ended September 30, 2025
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$201,950	$48,102	$250,052
Direct operating expenses	160,715	38,410

Employee compensation	19,209	4,634
Benefits	1,961	394
Marketing	1,411	173
Credit loss credit	(792)	(69)
Divisional corporate G&A	3,502	75
Other segment items(a)	1,714	165
Contribution Income	$14,230	$4,320	$18,550

Reconciliation of profit or loss:
Corporate overhead(b)			13,656
Depreciation and amortization			4,088
Acquisition and integration-related costs			4,147
Restructuring costs			1,530
Legal and other losses			1,102
Interest expense			556
Interest income			(864)
Other income, net			(28)
Loss before income taxes			$(5,637)
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

Information on reportable segments and a reconciliation to income before income taxes for the period indicated are as follows:

	Three Months Ended September 30, 2024
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$264,853	$50,266	$315,119
Direct operating expenses	211,187	39,774

Employee compensation	23,403	4,931
Benefits	1,995	668
Marketing	1,829	157
Credit loss expense (credit)	1,682	(170)
Divisional corporate G&A	3,747	90
Other segment items(a)	1,759	187
Contribution Income	$19,251	$4,629	$23,880

Reconciliation of profit or loss:
Corporate overhead(b)			15,531
Depreciation and amortization			4,498
Restructuring costs			998
Interest expense			550
Interest income			(1,107)
Other expense, net			21
Income before income taxes			$3,389
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

Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Nine Months Ended September 30, 2025
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$668,546	$148,986	$817,532
Direct operating expenses	533,487	118,456

Employee compensation	62,030	14,869
Benefits	7,243	1,427
Marketing	4,984	579
Credit loss credit	(710)	(86)
Divisional corporate G&A	11,045	236
Other segment items(a)	5,106	579
Contribution Income	$45,361	$12,926	$58,287

Reconciliation of profit or loss:
Corporate overhead(b)			41,332
Depreciation and amortization			12,961
Acquisition and integration-related costs			12,183
Restructuring costs			2,419
Legal and other losses			2,201
Interest expense			1,648
Interest income			(2,247)
Other expense, net			55
Loss before income taxes			$(12,265)
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

Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Nine Months Ended September 30, 2024
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$888,490	$145,574	$1,034,064
Direct operating expenses	706,595	115,209

Employee compensation	77,273	15,384
Benefits	6,777	1,854
Marketing	6,124	562
Credit loss expense (credit)	21,757	(97)
Divisional corporate G&A	12,227	288
Other segment items(a)	5,483	574
Contribution Income	$52,254	$11,800	$64,054

Reconciliation of profit or loss:
Corporate overhead(b)			51,258
Depreciation and amortization			13,859
Acquisition and integration-related costs			3
Restructuring costs			4,052
Legal and other losses			7,596
Impairment charges			718
Interest expense			1,580
Interest income			(1,515)
Other income, net			(1,013)
Loss before income taxes			$(12,484)
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

Revenue is based on services provided. During the three and nine months ended September 30, 2025 and 2024, all revenue was generated in the U.S., and all of the Company’s long-lived assets were located in the U.S. and India. The Company provides its staffing services and workforce solutions in all 50 states. The India location is a cost center with no revenues and an immaterial amount of long-lived assets. The Company had no intersegment revenues between reportable segments for the three and nine months ended September 30, 2025 and 2024.

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

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company’s current assessments, including available insurance recoveries, which would impact the Company’s profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company’s financial results. During the third quarter of 2025, the Company recorded $1.1 million in legal fees and settlement charges related to various cases and claims. The Company believes that the outcome of any outstanding loss contingencies, individually or in the aggregate, as of September 30, 2025 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three and nine months ended September 30, 2025, the Company calculated its effective tax rate estimating its Annual Effective Tax Rate (AETR). For the three and nine months ended September 30, 2024, the Company used actual results to calculate the provision for income taxes since it determined that small changes in estimated ordinary income would result in significant changes in the estimated AETR and would not provide a reliable estimate for the three- and nine-month periods ended September 30, 2024. The Company’s effective tax rate for the three and nine months ended September 30, 2025 was 15.3% and 2.8%, respectively, including the impact of discrete items. The Company’s effective tax rate for the three and nine months ended September 30, 2024 was 24.6% and 13.5%, respectively, including the impact of discrete items. The effective tax rates for the three and nine months ended September 30, 2025 and 2024 were primarily impacted by federal and state taxes. The decrease in the effective tax rates for both periods was primarily related to a decrease in book income.

As of September 30, 2025, the Company had approximately $10.3 million of unrecognized tax benefits included in other non-current liabilities, $11.8 million, net of deferred taxes, which would impact the effective tax rate if recognized. During the three and nine months ended September 30, 2025, the Company had net increases of $0.3 million and $1.1 million, respectively, to its current year unrecognized tax benefits related to federal and state tax provisions.

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

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the Act) into legislation, which among other changes, restored the full expensing of domestic research and experimental expenditures (R&E) in the year incurred. Further, the Act provides taxpayers the option to deduct unamortized domestic R&E expenditures incurred in taxable years 2022 through 2024 over a one or two-year period. The Company is not aware of any provision in the Act that would have a material adverse impact to the Company’s results of operations, cash flows, or financial condition.

The tax years 2012 through 2024 remain open to examination by certain taxing jurisdictions.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to a certain member of the Company’s Board of Directors, who is a minority shareholder in the firm’s parent company and is a member of the parent company’s Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm’s-length transaction and have been approved by the Audit Committee of the Company’s Board of Directors through the Company’s related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three and nine months ended September 30, 2025 and 2024, the Company incurred an immaterial amount in expenses and had an immaterial payable balance at September 30, 2025 and December 31, 2024.

The Company provides services to entities that are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm’s-length transaction. Revenue related to these transactions was $2.2 million and $6.7 million, respectively, for the three and nine months ended September 30, 2025 and $2.7 million and $3.0 million, respectively, for the three and nine months ended September 30, 2024. Accounts receivable due from these entities was an immaterial amount at September 30, 2025 and December 31, 2024.

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

The Company’s two reportable segments offer services to its customers as described below:

●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 81% of total revenue in the third quarter of 2025. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services. We also offer our SaaS-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

●    Physician Staffing – Physician Staffing represented approximately 19% of total revenue in the third quarter of 2025. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States.

Summary of Operations

For the quarter ended September 30, 2025, consolidated revenue declined 20.6% year-over-year to $250.1 million, primarily due to volume declines in the Nurse and Allied Staffing and Physician Staffing segments. These declines were partly offset by continued growth in Homecare Staffing, which was up 29.1% over the prior year. Net loss attributable to common stockholders in the third quarter of 2025 was $4.8 million, as compared to net income of $2.6 million for the same period in the prior year.

For the three months ended September 30, 2025, cash and cash equivalents totaled $99.1 million. Cash flow provided by operating activities for the three months ended September 30, 2025 was $20.1 million. As of September 30, 2025, there were no borrowings drawn under the revolving senior-secured asset-based credit facility (ABL), and borrowing base availability under the ABL was $121.4 million, with $103.0 million of availability net of $18.4 million of letters of credit. See Note 8 - Debt to our condensed consolidated financial statements.

On December 3, 2024, Cross Country entered into an Agreement and Plan of Merger (Merger Agreement) with Aya Holdings II Inc., a Delaware corporation (Parent), Spark Merger Sub One Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), and, solely for purposes of Section 11.14 thereto, Aya Healthcare, Inc. (Aya Healthcare), pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent (Aya Merger). The consummation of the Aya Merger is subject to the satisfaction of a number of closing conditions, including, without limitation, stockholder approval which was received at a special meeting held on February 28, 2025 and the successful completion of a review by the U.S. Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). On February 20, 2025, the Company and Aya Healthcare each received a request for additional information (Second Request) from the FTC in connection with the FTC's review of the transactions contemplated by the Merger Agreement. As of August 29, 2025, each of the Company and Aya Healthcare had certified to the FTC that it had substantially complied with the Second Request and, as a result of discussions with the FTC, the HSR waiting period was set to expire on November 17, 2025. In addition, the Aya Merger end date was extended from September 3, 2025 to December 3, 2025. However, the FTC is closed during the government shutdown and the expiry of the HSR waiting period extends day-for-day while the government shutdown continues. As a result, absent any further agreement from the FTC, the HSR waiting period is now set to expire after the end date contemplated by the Merger Agreement, which is currently December 3, 2025. Absent agreement between the Company and Aya, if the transaction has not closed by December 3, 2025, either party may terminate the Merger Agreement. The Company and Aya are currently discussing an extension of the end date beyond December 3, 2025, but there can be no assurance that an agreement with respect to an extension will be reached. If the Aya Merger is completed, Cross Country will become a private company and its common stock will no longer trade on Nasdaq. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements and see associated risk factors in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in Part 1, Item 1A. Risk Factors in the 2024 Form 10-K.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue from services	100.0%	100.0%	100.0%	100.0%
Direct operating expenses	79.6	79.7	79.7	79.5
Selling, general and administrative expenses	18.8	17.2	18.3	17.2
Credit loss (credit) expense	(0.3)	0.5	(0.1)	2.1
Depreciation and amortization	1.6	1.4	1.6	1.3
Acquisition and integration-related costs	1.7	—	1.5	—
Restructuring costs	0.6	0.3	0.3	0.4
Legal and other losses	0.4	—	0.3	0.7
Impairment charges	—	—	—	0.1
(Loss) income from operations	(2.4)	0.9	(1.6)	(1.3)
Interest expense	0.2	0.2	0.2	0.1
Interest income	(0.3)	(0.4)	(0.3)	(0.1)
Other (income) expense, net	—	—	—	(0.1)
(Loss) income before income taxes	(2.3)	1.1	(1.5)	(1.2)
Income tax (benefit) expense	(0.4)	0.3	—	(0.2)
Net (loss) income attributable to common stockholders	(1.9)%	0.8%	(1.5)%	(1.0)%

Comparison of Results for the Three Months Ended September 30, 2025 and the Three Months Ended September 30, 2024

	Three Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2025	2024	$	%
	(Amounts in thousands)
Revenue from services	$250,052	$315,119	$(65,067)	(20.6)%
Direct operating expenses	199,125	250,961	(51,836)	(20.7)%
Selling, general and administrative expenses	46,894	54,297	(7,403)	(13.6)%
Credit loss (credit) expense	(861)	1,512	(2,373)	(156.9)%
Depreciation and amortization	4,088	4,498	(410)	(9.1)%
Acquisition and integration-related costs	4,147	—	4,147	100.0%
Restructuring costs	1,530	998	532	53.3%
Legal and other losses	1,102	—	1,102	100.0%
(Loss) income from operations	(5,973)	2,853	(8,826)	(309.4)%
Interest expense	556	550	6	1.1%
Interest income	(864)	(1,107)	243	22.0%
Other (income) expense, net	(28)	21	(49)	(233.3)%
(Loss) income before income taxes	(5,637)	3,389	(9,026)	(266.3)%
Income tax (benefit) expense	(863)	834	(1,697)	(203.5)%
Net (loss) income attributable to common stockholders	$(4,774)	$2,555	$(7,329)	(286.8)%

Revenue from services

Revenue from services decreased 20.6% to $250.1 million for the three months ended September 30, 2025, as compared to $315.1 million for the three months ended September 30, 2024, primarily due to volume declines in the Nurse and Allied Staffing and Physician Staffing segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $51.8 million, or 20.7%, to $199.1 million for the three months ended September 30, 2025, as compared to $251.0 million for the three months ended September 30, 2024, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses decreased to 79.6%, as compared to 79.7% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 13.6% to $46.9 million for the three months ended September 30, 2025, as compared to $54.3 million for the three months ended September 30, 2024, primarily due to decreases in compensation and benefit expenses as a result of lower headcount as well as variable compensation. As a percentage of total revenue, selling, general and administrative expenses increased to 18.8% for the three months ended September 30, 2025, as compared to 17.2% for the three months ended September 30, 2024.

Credit loss (credit) expense

Credit loss credit for the three months ended September 30, 2025 was $0.9 million, due to collection of aged receivables, as compared to credit loss expense of $1.5 million for the three months ended September 30, 2024. As a percentage of revenue, credit loss credit was 0.3% for the three months ended September 30, 2025 and credit loss expense was 0.5% for the three months ended September 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended September 30, 2025 was $4.1 million, as compared to $4.5 million for the three months ended September 30, 2024. As a percentage of revenue, depreciation and amortization expense was 1.6% for the three months ended September 30, 2025 and 1.4% for the three months ended September 30, 2024.

Acquisition and integration-related costs

Acquisition and integration-related costs of $4.1 million for the three months ended September 30, 2025 related primarily to fees associated with the pending Aya Merger. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements. There were no such costs for the three months ended September 30, 2024.

Restructuring costs

Restructuring costs of $1.5 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, were primarily comprised of employee termination costs. Costs for the three months ended September 30, 2024 also included software license costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the third quarter of 2025, the Company recorded $1.1 million in legal fees and settlement charges related to various cases and claims. There were no such charges during the third quarter of 2024.

Interest income

Interest income of $0.9 million for the three months ended September 30, 2025 related to higher average cash on hand deposited in interest bearing accounts during the quarter. Interest income of $1.1 million for the three months ended September 30, 2024 related to higher average cash on hand with slightly higher available interest rates during the quarter.

Income tax (benefit) expense

Income tax benefit totaled $0.9 million for the three months ended September 30, 2025, as compared to income tax expense of $0.8 million for the three months ended September 30, 2024. Income tax benefit for the third quarter of 2025 and income tax expense for the third quarter of 2024 were primarily driven by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Comparison of Results for the Nine Months Ended September 30, 2025 and the Nine Months Ended September 30, 2024

	Nine Months Ended September 30,
			Increase (Decrease)	Increase (Decrease)
	2025	2024	$	%
	(Amounts in thousands)
Revenue from services	$817,532	$1,034,064	$(216,532)	(20.9)%
Direct operating expenses	651,943	821,804	(169,861)	(20.7)%
Selling, general and administrative expenses	149,430	177,804	(28,374)	(16.0)%
Credit loss (credit) expense	(796)	21,660	(22,456)	(103.7)%
Depreciation and amortization	12,961	13,859	(898)	(6.5)%
Acquisition and integration-related costs	12,183	3	12,180	NM
Restructuring costs	2,419	4,052	(1,633)	(40.3)%
Legal and other losses	2,201	7,596	(5,395)	(71.0)%
Impairment charges	—	718	(718)	(100.0)%
Loss from operations	(12,809)	(13,432)	623	4.6%
Interest expense	1,648	1,580	68	4.3%
Interest income	(2,247)	(1,515)	(732)	(48.3)%
Other expense (income), net	55	(1,013)	1,068	105.4%
Loss before income taxes	(12,265)	(12,484)	219	1.8%
Income tax benefit	(342)	(1,681)	1,339	79.7%
Net loss attributable to common stockholders	$(11,923)	$(10,803)	$(1,120)	(10.4)%
NM - Not meaningful

Revenue from services

Revenue from services decreased 20.9% to $817.5 million for the nine months ended September 30, 2025, as compared to $1.0 billion for the nine months ended September 30, 2024, primarily due to volume declines in Nurse and Allied Staffing. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses decreased $169.9 million, or 20.7%, to $651.9 million for the nine months ended September 30, 2025, as compared to $821.8 million for the nine months ended September 30, 2024, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses increased to 79.7%, as compared to 79.5% in the prior year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 16.0% to $149.4 million for the nine months ended September 30, 2025, as compared to $177.8 million for the nine months ended September 30, 2024, primarily due to decreases in compensation and benefit expense as a result of lower headcount as well as variable compensation. As a percentage of total revenue, selling, general and administrative expenses increased to 18.3% for the nine months ended September 30, 2025, as compared to 17.2% for the nine months ended September 30, 2024.

Credit loss (credit) expense

Credit loss credit for the nine months ended September 30, 2025 was $0.8 million, due to collection of aged receivables, as compared to credit loss expense of $21.7 million for the nine months ended September 30, 2024, which was related to a customer bankruptcy. As a percentage of revenue, credit loss credit was 0.1% for the nine months ended September 30, 2025 and credit loss expense was 2.1% for the nine months ended September 30, 2024.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2025 was $13.0 million, as compared to $13.9 million for the nine months ended September 30, 2024. As a percentage of revenue, depreciation and amortization expense was 1.6% for the nine months ended September 30, 2025 and 1.3% for the nine months ended September 30, 2024.

Acquisition and integration-related costs

Acquisition and integration-related costs of $12.2 million for the nine months ended September 30, 2025 related primarily to fees associated with the pending Aya Merger. See Note 1 - Organization and Basis of Presentation to our condensed consolidated financial statements. There were no such costs for the nine months ended September 30, 2024.

Restructuring costs

Restructuring costs of $2.4 million for the nine months ended September 30, 2025 were primarily comprised of employee termination costs. Restructuring costs of $4.1 million for the nine months ended September 30, 2024 were primarily comprised of employee termination costs, ongoing lease exit costs, and software license costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the nine months ended September 30, 2025, the Company recorded $2.2 million in legal fees and settlement charges related to various cases and claims. During the nine months ended September 30, 2024, the Company recorded legal and other losses of $7.6 million, which included the settlement of a class action lawsuit, as well as costs related to an unrecoverable asset.

Impairment charges

Non-cash impairment charges totaled $0.7 million for the nine months ended September 30, 2024 related to real estate restructuring activities. There were no such charges for the nine months ended September 30, 2025.

Interest income

Interest income of $2.2 million for the nine months ended September 30, 2025 related to higher average cash on hand deposited in interest bearing accounts during the period. Interest income of $1.5 million for the nine months ended September 30, 2024 related to higher average cash on hand with slightly higher available interest rates during the year.

Other expense (income), net

For the nine months ended September 30, 2024, other income, net included a $0.9 million decrease of the remaining earnout liability related to the Mint acquisition. There were no such adjustments for the nine months ended September 30, 2025.

Income tax benefit

Income tax benefit totaled $0.3 million for the nine months ended September 30, 2025, as compared to $1.7 million for the nine months ended September 30, 2024. The income tax benefit for the first nine months of 2025 and 2024 was primarily driven by federal and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to (loss) income from operations for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$201,950	$264,853	$668,546	$888,490
Physician Staffing	48,102	50,266	148,986	145,574
	$250,052	$315,119	$817,532	$1,034,064

Contribution income:
Nurse and Allied Staffing	$14,230	$19,251	$45,361	$52,254
Physician Staffing	4,320	4,629	12,926	11,800
	18,550	23,880	58,287	64,054

Corporate overhead	13,656	15,531	41,332	51,258
Depreciation and amortization	4,088	4,498	12,961	13,859
Restructuring costs	1,530	998	2,419	4,052
Legal and other losses	1,102	—	2,201	7,596
Impairment charges	—	—	—	718
Acquisition and integration-related costs	4,147	—	12,183	3
(Loss) income from operations	$(5,973)	$2,853	$(12,809)	$(13,432)

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	September 30,	September 30,		Percent
	2025	2024	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,371	7,660	(1,289)	(16.8)%
Average Nurse and Allied Staffing revenue per FTE per day	$343	$373	$(30)	(8.0)%

Physician Staffing statistical data:
Days filled	20,695	24,424	(3,729)	(15.3)%
Revenue per day filled	$2,324	$2,058	$266	12.9%

	Nine Months Ended
	September 30,	September 30,		Percent
	2025	2024	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,939	8,400	(1,461)	(17.4)%
Average Nurse and Allied Staffing revenue per FTE per day	$351	$383	$(32)	(8.4)%

Physician Staffing statistical data:
Days filled	65,615	72,461	(6,846)	(9.4)%
Revenue per day filled	$2,271	$2,009	$262	13.0%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended September 30, 2025 and Three Months Ended September 30, 2024

Nurse and Allied Staffing

Revenue decreased $62.9 million, or 23.8%, to $202.0 million for the three months ended September 30, 2025, as compared to $264.9 million for the three months ended September 30, 2024, driven primarily by a 16.8% decline in professionals on assignment and, to a lesser extent, a shift in mix. However, within the segment, Homecare Staffing experienced year-over-year revenue growth of 29.1% and sequential revenue growth of 2.3% for the three months ended September 30, 2025.

Contribution income decreased $5.1 million, or 26.1%, to $14.2 million for the three months ended September 30, 2025, as compared to $19.3 million for the three months ended September 30, 2024. As a percentage of segment revenue, contribution income margin decreased to 7.0% for the three months ended September 30, 2025, as compared to 7.3% for the three months ended September 30, 2024.

The average number of FTEs on contract during the three months ended September 30, 2025 decreased 16.8% from the three months ended September 30, 2024, primarily due to headcount decline in travel nurse and allied, per diem, and education. The average revenue per FTE per day decreased 8.0%.

Physician Staffing

Revenue decreased $2.2 million, or 4.3%, to $48.1 million for the three months ended September 30, 2025, as compared to $50.3 million for the three months ended September 30, 2024, primarily due to a decrease in billable days, partially offset by higher rates and favorable specialty mix.

Contribution income decreased $0.3 million, or 6.7%, to $4.3 million for the three months ended September 30, 2025, as compared to $4.6 million for the three months ended September 30, 2024. As a percentage of segment revenue, contribution income was 9.0% for the three months ended September 30, 2025, as compared to 9.2% for the three months ended September 30, 2024.

Total days filled for the three months ended September 30, 2025 decreased 15.3% to 20,695, as compared to 24,424 in the prior year. Revenue per day filled was $2,324, as compared with $2,058 in the prior year, due to price increases and favorable specialty mix.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $13.7 million for the three months ended September 30, 2025, from $15.5 million for the three months ended September 30, 2024, primarily due to decreases in compensation and benefit expense, and a decrease in professional fees. As a percentage of consolidated revenue, corporate overhead was 5.5% for the three months ended September 30, 2025 and 4.9% for the three months ended September 30, 2024.

Segment Comparison - Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024

Nurse and Allied Staffing

Revenue decreased $220.0 million, or 24.8%, to $668.5 million for the nine months ended September 30, 2025, as compared to $888.5 million for the nine months ended September 30, 2024, driven primarily by a 17.4% decline in professionals on assignment and, to a lesser extent, a shift in mix. However, within the segment, Homecare Staffing experienced year-over-year revenue growth of 30.0% for the nine months ended September 30, 2025.

Contribution income decreased $6.9 million, or 13.2%, to $45.4 million for the nine months ended September 30, 2025, as compared to $52.3 million for the nine months ended September 30, 2024. As a percentage of segment revenue, contribution income margin increased to 6.8% for the nine months ended September 30, 2025, as compared to 5.9% for the nine months ended September 30, 2024.

The average number of FTEs on contract during the nine months ended September 30, 2025 decreased 17.4% from the nine months ended September 30, 2024, primarily due to headcount decline in travel nurse and allied, per diem, and education. The average revenue per FTE per day decreased 8.4%.

Physician Staffing

Revenue increased $3.4 million, or 2.3%, to $149.0 million for the nine months ended September 30, 2025, as compared to $145.6 million for the nine months ended September 30, 2024, primarily due to the impact from higher rates and favorable specialty mix.

Contribution income increased $1.1 million, or 9.5%, to $12.9 million for the nine months ended September 30, 2025, as compared to $11.8 million for the nine months ended September 30, 2024. As a percentage of segment revenue, contribution income was 8.7% for the nine months ended September 30, 2025, as compared to 8.1% for the nine months ended September 30, 2024.

Total days filled for the nine months ended September 30, 2025 decreased 9.4% to 65,615, as compared to 72,461 in the prior year. Revenue per day filled was $2,271, as compared with $2,009 in the prior year, due to price increases.

Corporate Overhead

Corporate overhead decreased to $41.3 million for the nine months ended September 30, 2025, from $51.3 million for the nine months ended September 30, 2024, primarily due to decreases in compensation and benefit expense, as well as professional fees and software and hardware expense. As a percentage of consolidated revenue, corporate overhead was 5.1% for the nine months ended September 30, 2025 and 5.0% for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we reported $99.1 million in cash and cash equivalents, with no borrowings drawn under the ABL. Working capital decreased by $5.0 million to $209.6 million as of September 30, 2025, as compared to $214.6 million as of December 31, 2024, primarily due to a decrease in net receivables and the timing of disbursements. As of September 30, 2025, days’ sales outstanding, net of amounts owed to subcontractors, was 59 days, down 2 days year-over-year and up 1 day sequentially. As of September 30, 2025, we did not have any off-balance sheet arrangements.

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

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million (the Repurchase Program). In the third quarter of 2023, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company’s blackout periods, beginning on January 2, 2024 and effective through November 7, 2024. During the nine months ended September 30, 2024, we repurchased and retired a total of 2,107,035 shares of common stock for $33.2 million, at an average price of $15.75 per share. During the nine months ended September 30, 2025, we did not repurchase any shares of our common stock, but did pay $0.3 million in excise tax related to previous share repurchases. As of September 30, 2025, we had $40.5 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Loan Agreement (as defined below).

Net cash provided by operating activities decreased $65.9 million to $30.0 million for the nine months ended September 30, 2025, as compared to $95.9 million for the nine months ended September 30, 2024.

Net cash used in investing activities was $6.0 million for the nine months ended September 30, 2025, as compared to $6.2 million for the nine months ended September 30, 2024, for capital expenditures in both years.
Net cash used in financing activities during the nine months ended September 30, 2025 was $6.5 million, as compared to $42.8 million during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, we used cash to pay $1.8 million for income taxes on share-based compensation, $0.3 million for excise tax related to previous share repurchases, and $4.4 million for contingent consideration. During the nine months ended September 30, 2024, we used cash to pay $3.0 million for income taxes on share-based compensation, $33.2 million for share repurchases, and $6.6 million for contingent consideration.

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
As of September 30, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 1.85% for the revolving portion of the borrowing base. The Base Rate margin would have been 0.75% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $121.4 million as of September 30, 2025, with no borrowings drawn and $103.0 million of availability net of $18.4 million of letters of credit. For the three months ended September 30, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.

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

A 1.0% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the nine months ended September 30, 2025 and 2024, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

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

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Item1 A, “Risk Factors” in our 2024 Form 10-K, all of which could materially affect our business, financial condition, or future results. The risk described herein and therein are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may adversely affect our business, financial condition, and/or operating results. The following risk factor is provided to update our risk factors previously disclosed in our periodic reports filed with the SEC, including our 2024 Form 10-K:

If closing of the Aya Merger is delayed or does not occur, the Company’s business and stock price may be adversely affected.

The consummation of the Aya Merger is subject to the satisfaction of a number of closing conditions, including, without limitation, the successful completion of a review by the U.S. Federal Trade Commission (FTC) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act). The Company and Aya Healthcare each received a request for additional information (often referred to as a “second request”) from the FTC in connection with the FTC’s review of the transactions contemplated by the Merger Agreement. As a result of the continuing government shutdown, the FTC has closed. The expiry of the waiting period agreed with the FTC, which was previously set to expire on November 17, 2025, extends day-for-day while the government shutdown continues. As a result, absent any further agreement from the FTC, the waiting period is now set to expire after the end date contemplated by the Merger Agreement, which is currently December 3, 2025. Absent agreement between the Company and Aya Healthcare, if the transaction has not closed by December 3, 2025, either party may terminate the Merger Agreement. The Company and Aya Healthcare are currently discussing an extension of the end date beyond December 3, 2025, but there can be no assurance that an agreement with respect to an extension will be reached.

We are not able to predict when or if the Aya Merger will be consummated. Any extended delay in the consummation of the Aya Merger, uncertainty of the closing, or if the Aya Merger ultimately is not consummated, could adversely affect the Company’s business. Specifically, if the Aya Merger is not completed, the Company’s stockholders will not only continue to be subject to the same risks and opportunities to which they are currently subject, including risks related to the highly competitive industry in which the Company operates and risks related to adverse economic conditions, but also will be subject to a number of additional risks. These risks include, without limitation, the Company’s incurrence of substantial costs in connection with the Aya Merger and the other transactions contemplated by the Merger Agreement that may not be recovered, the substantial restrictions imposed by the Merger Agreement on the operation of the Company’s business during the period while the consummation of the Aya Merger is pending, which may make it difficult for the Company to achieve its business goals if the Aya Merger is not completed, and the potential negative impact on the Company’s ability to attract, hire, and retain key employees. In addition, if the deal fails to close, management change in control agreements will not trigger and key management may leave voluntarily and clients may follow suit. The Aya Merger could also result in the Company incurring unexpected costs, charges, or expenses, and/or subject it to potential litigation relating to the Aya Merger that could be instituted against the Company and/or its respective directors and officers. If any of the foregoing risks occur, our business and results of operations could be materially and adversely impacted. Even if we are able to successfully and timely consummate the Aya Merger, given the ongoing uncertainty regarding the closing, there is no assurance that we will realize the expected benefits of such transaction.

In addition, if the Aya Merger is not consummated, the Company’s stock price may decline to the extent that the current market price reflects a market assumption that the Aya Merger will be completed. Accordingly, if the Aya Merger is not completed, there can be no assurance as to the effect of these risks and opportunities on the future value of shares of the Company’s common stock.

ITEM 5. OTHER INFORMATION

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2025 (September 30th Form 8-K), the Company’s 2025 Annual Meeting of Stockholders (Annual Meeting) will be held on December 9, 2025, which is more than 30 days after the anniversary of the Company’s 2024 Annual Meeting of Stockholders. The Annual Meeting does not relate to the pending merger transaction with Aya Healthcare, Inc. (Aya Merger) and will only take place in the event that the Aya Merger is not completed prior to the Annual Meeting. Pursuant to Rule 14a-5(f) under the Securities Exchange Act of 1934, as amended (Exchange Act), the Company provided notice of the revised deadlines for qualified stockholder proposals and stockholder nominations by means of its September 30th Form 8-K.

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

During the three months ended September 30, 2025, neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

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

CROSS COUNTRY HEALTHCARE, INC.

Date: November 12, 2025	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)