Form 10-K
period 2025-12-31
CROSS COUNTRY HEALTHCARE INC
filed 2026-03-09
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-33169

Cross Country Healthcare, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-4066229
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5201 Congress Avenue, Suite 160
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing price of Common Stock on June 30, 2025 of $13.05 as reported on the Nasdaq Global Select Market, was $393,124,934. This calculation does not reflect a determination that persons are affiliated for any other purpose.

As of February 17, 2026, 32,318,741 shares of Common Stock, $0.0001 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2026 Annual Meeting of Stockholders, which statement will be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report, are incorporated by reference into Part III hereof.

All references to “we,” “us,” “our,” “the Company,” or “Cross Country” in this Annual Report on Form 10-K means Cross Country Healthcare, Inc., and its consolidated subsidiaries.

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

PART I

Item 1. Business.

Overview of Our Company

Cross Country Healthcare, Inc. (Nasdaq: CCRN) is a healthcare workforce solutions company delivering an AI-powered digital platform and advisory services, backed by nearly 40 years of healthcare labor expertise, to help health systems optimize and sustain their entire labor ecosystem.

Through Intellify®, Cross Country's cloud-based workforce management and vendor management system, health systems gain clear visibility across internal and contingent labor. Intellify® integrates with core hospital systems and brings all service lines, including non-clinical, nursing, allied health, and locums, into one centralized view. Powered by real-time analytics and AI-driven insights, Intellify® helps leaders make smarter workforce decisions, streamline operations, reduce labor costs, improve flexibility, and support high-quality outcomes.

Leveraging national and in-market staffing teams, we place highly qualified healthcare professionals in virtually every specialty on travel and per diem assignments, local short-term contracts, and permanent positions. We also place teachers, substitute teachers, and other education specialties at educational facilities, healthcare leaders within nursing, allied, physician, and human resources at healthcare organizations, and non-healthcare providers to participants in Programs of All-Inclusive Care for the Elderly (PACE) programs. Our varied customer base includes both public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, local and national healthcare systems, managed care providers, public and charter schools, correctional facilities, government facilities, pharmacies, and many other healthcare providers including those in underserved communities. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes. We believe that our national footprint provides a unique value proposition, as we are able to engage with a broader pool of talent and offer customers a more consultative approach relying on our understanding of the local and regional markets that they serve.

We offer services to our customers through our two reportable segments as described below:

(1)    Nursing and Allied Staffing. The Nurse and Allied Staffing segment provides traditional staffing, recruiting, and value-added total talent solutions, including: (i) temporary and permanent placement of travel and local nurse and allied professionals, and healthcare leaders within nursing, allied, human resources, and finance; (ii) vendor neutral programs and managed service programs (MSPs); (iii) education healthcare services; (iv) caregiver services to PACE programs (home-based staffing); and (v) outsourcing services. We also serve as a direct-hire talent acquisition partner to healthcare organizations and academic institutions throughout the nation, providing a full suite of prescriptive talent management solutions, including flexible talent delivery models such as executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing (RPO) services. We also offer our Software as a Service (SaaS)-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.

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

(2)    Physician Staffing. Our Physician Staffing segment provides licensed practitioners across a broad array of specialties, as well as certified registered nurse anesthetists (CRNAs), nurse practitioners (NPs), and physician assistants (PAs) on temporary assignments throughout the United States (U.S.). The list of customers we serve includes healthcare facilities, such as acute and non-acute care facilities, medical group practices, government facilities, and managed care organizations. We recruit these professionals nationally and place them on assignments varying in length from several days up to one year. We also offer our vendor management technology, Intellify® to these facilities to manage all or a portion of their agency services.

Our Nurse and Allied Staffing and Physician Staffing revenue and contribution income is set forth in Note 17 - Segment Data to the consolidated financial statements.

The healthcare staffing industry continues to evolve, with both healthcare providers and professionals demanding speed and placing heavier reliance on technology for fulfillment and delivery activities. Recognizing this trend, we are continuing on a path of digital transformation and innovation across our business with investments in expanding our technology capabilities both on the customer facing and candidate engagement fronts. We have executed multiple initiatives to enhance our position as a leading, consultative, and strategic partner in the healthcare industry. Some key focus areas include personalizing the candidate experience, delivering a superior customer experience, infusing technology-enablement to drive efficiencies and increased productivity, and continuing our commitment to clinical excellence. As part of our 2025 IT strategy, we continued to invest in technologies for both internal and externally facing systems, with a focus on utilizing artificial intelligence (AI) and other automation technologies. In 2025, we added innovative search and match capabilities for both our internal staff and our candidates. We also added capabilities to our Intellify® platform to support our Education business. We expect these initiatives to drive growth through better operational execution, enhanced productivity, and a world-class customer and candidate experience.

Areas of investment also include recruitment and candidate nurturing tools, market analytics, mobile applications and self-serve capabilities, programmatic advertising, social media, and other technology. These investments enhance our recruiting capabilities and allow us to quickly respond to demand across a wide range of specialties.

One of our goals is to grow stockholder value by continuing to deepen our relationships with current customers and healthcare professionals, expanding the number and types of new customers we serve, growing the supply and types of specialties of our healthcare professionals, improving our operating leverage through growth and cost containment, and strengthening and broadening our market presence. This requires our continued focus on: (i) providing workforce solutions offerings to new customers; (ii) expanding the services we provide to current customers, including usage of Intellify®, (iii) further diversifying our customer base; (iv) accessing more candidates; and (v) continuing to modernize technologies and processes to optimize our relationships with healthcare professionals and customers.

To successfully execute our business strategy, we rely on experienced and innovative executive and operational teams. Our executive team has extensive experience in staffing, workforce solutions, technology services, and healthcare industries. We also foster a culture of performance, talented leadership, and collegiality that promotes the achievement of Company, professional and personal goals. With more than 20 healthcare clinicians on our corporate staff, our Clinical Quality Council continues to serve as an advisory committee to our entire organization and customers. In 2022, the Company’s Chairman and current Chief Executive Officer (CEO) and President was named to the Staffing Industry Analysts’ Staffing 100 List of the

most notable leaders in the industry, and was also nominated as a top staffing leader to watch in 2023 for World Staffing Awards. At least one of our executives has been included on Staffing Industry Analysts’ 2025 and 2024 Global Power 150 - Women in Staffing List that recognizes the 100 most influential women in the Americas and 50 additional women internationally. Another executive has been recognized as one of the 2025 Top 10 Marketing professionals presented by OnCon.

As previously disclosed, on December 3, 2024, the Company entered into an Agreement and Plan of Merger (Aya Merger Agreement) with Aya Holdings II Inc. (Parent), Spark Merger Sub One Inc., a wholly owned subsidiary of Parent, and, solely for the limited purposes set forth therein, Aya Healthcare, Inc., providing for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Parent (the Aya Merger).

After market close on December 3, 2025, the Company received a notice of termination of the Aya Merger Agreement from Parent, effective December 4, 2025, as a result of the Aya Merger not being consummated prior to the end date under the Aya Merger Agreement. In accordance with the terms of the Aya Merger Agreement, Parent paid a termination fee of $20.0 million in cash to the Company.

Effective December 14, 2025, John A. Martins, the Company’s President and Chief Executive Officer (CEO), separated from the Company. Kevin C. Clark, the Company’s current Chairman of the Board, former CEO (from January 16, 2019 through March 31, 2022), and co-founder, was appointed President and CEO of the Company, effective December 15, 2025. Mr. Clark will continue to serve as the Chairman of the Board.

Market Challenges

To remain competitive within our industry, we are required to continuously innovate, improve processes, and expand services to meet the needs of our employees, customers and their patients. The market remains highly competitive for both clients and candidates, especially within travel nurse and allied.

We plan to continue to manage the business for long-term success and strategically position ourselves for future growth opportunities in the market. We are committed to continuing to grow our base of clinicians on assignment and our market share while maintaining the quality that we are known for.

Our Business Model

The recruitment and retention of a sufficient number of qualified healthcare professionals to work temporary assignments on our behalf is critical to the success of our business. Healthcare professionals choose temporary assignments for a variety of reasons that include seeking flexible work opportunities, seeking higher compensation, exploring diverse practice settings, building skills and experience by working at prestigious healthcare facilities, working through life and career transitions, and as a means of access to a permanent staff position all while practicing in the most appreciated and highly altruistic trade.

(1)Our Healthcare Professionals.

Nurse and Allied Staffing. Our Company is well positioned to attract candidates, as clinical professionals routinely seek a wide range of assignments in attractive locations, with competitive compensation and benefit packages, scheduling options, as well as a high level of service. We believe nurses and allied professionals are confident that we will be able to offer them new assignments as they complete their current assignment. Each of our nurse and allied healthcare professionals is employed by us and is typically paid an hourly wage and receive other benefits they are entitled to receive during the assignment period. Competitive benefits for our employees generally include professional liability and workers compensation insurance, a 401(k) plan, health insurance, reimbursed travel, per diem allowances, and housing.

Recruiters are an essential element of our Nurse and Allied Staffing business and are responsible for establishing and maintaining key relationships with candidates for the duration of their assignments. Leveraging our database of clinicians, recruiters match the supply of qualified candidates with the demand for open orders from customers. While word-of-mouth and referrals, especially from current and former healthcare professionals we have placed, continue as our leading channel of access to candidates, we also market our brands through strategic sourcing initiatives including programmatic strategic sourcing and extensive utilization of social media and mobile applications, which have become an increasingly important component of our recruitment efforts. In addition to maintaining engaging and intuitive websites to allow potential applicants to obtain information about the Company and assignment opportunities, we further enhanced Cross Country Marketplace, our proprietary mobile on-demand staffing platform, as a one-stop, self-

service portal to support candidates throughout their experience with Cross Country. Our self-service candidate portal, known as XperienceTM, provides our travel and allied healthcare professionals with real-time matching to open positions.

Physician Staffing. Cross Country Locums recruits and contracts with physicians and advanced practice professionals to provide medical services for its healthcare customers. We offer a wide variety of assignments, competitive fees, medical malpractice insurance, and a high level of service. Physicians or advanced practice professionals are independent contractors (unless prohibited by applicable law) and enter into agreements with Cross Country Locums to provide medical services at a particular healthcare facility or physician practice group based on terms and conditions specified by that customer, for assignments ranging from a few days to up to one year.

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

Our delivery brands include Cross Country Nurses®, Cross Country Allied®, Cross Country Local®, formerly known as Cross Country Medical Staffing Network®, Cross Country Search®, Cross Country Locums®, Cross Country Community Care, formerly known as Cross Country Workforce Solutions Group®, Cross Country Education®, and Intellify® Talent Solutions. Our recruiters leverage the Company’s extensive databases of clinicians and healthcare professionals, as well as their expertise in their given specialties, to qualify and place healthcare candidates.

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

(6)Information Systems. Various information systems are utilized to run customer relationship management, recruitment, and placement functions based on our different brands. Some of these sophisticated applications are proprietary and are hosted in Tier 1 hosting facilities while other systems are SaaS-based and hosted by vendor partners. Our systems maintain detailed information about customer-required skill sets and status, which assists us in enabling fulfillment and assignment renewals. Our databases contain an extensive pool of existing and potential customers and all related recruitment and sales activity. Our financial and human resource systems are housed on enterprise resource planning software suites that manage certain aspects of accounts payable, accounts receivable, general ledger, billing, and human capital management. We manage our information systems with internal team members located both in the U.S. and in India. Cybersecurity remains a central focus point across our organization, including dedicated resources, iterative training for all employees, and third parties engaged to assist in monitoring and managing systems and devices, detecting cyber threats, and preventing breaches. See further discussion in the section titled "Item 1C - Cybersecurity."

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

Services

We are increasingly called upon by our customers to provide creative and innovative talent sourcing strategies across a continuum of care. Over the past several years, our workforce solutions have evolved into a total talent management approach as our customers focus on maintaining high-quality patient outcomes, while improving their total labor management to address complex financial, compliance, and other challenges within the healthcare industry. As part of this total talent management approach, we consider the following: (i) solving the immediate and future needs of our customers; (ii) enhancing our network of healthcare professionals by improving their experience; (iii) expanding service offerings to reduce sensitivity to economic cycles; (iv) expanding our expertise with various healthcare solutions in various geographic areas of the U.S.; (v) continuing to diversify our customer base to enhance long-term business prospects; and (vi) enhancing and expanding technology to deliver efficient and automated services to customer facilities. Our workforce solutions include:

•MSP. As healthcare providers continue to adopt centralized, outsourced models for managing contingent labor for both clinical and non-clinical needs, we offer an MSP in which we manage all or a portion of the customer’s staffing needs. This includes both the placement of our own healthcare professionals and the utilization of other staffing agencies. The benefits to our MSP customers include cost optimization, increased certainty of supply, visibility into labor needs and usage, and market insight from our industry expertise on a broad range of topics. We have converted close to 100% of our MSPs onto Intellify®, our SaaS-based, proprietary, vendor management system that provides analytics and real-time insights, with industry-leading dashboards and reporting.
•Vendor Neutral Program. We also provide a vendor management system through our Intellify® platform which also includes the placement of our professionals or a menu of various other services. The benefits of our vendor neutral solution include control over the staffing program and suppliers, cost optimization, and visibility into labor needs and usage.
•Home-Based Staffing. Our Cross Country Community Care division is a premier provider in clinical and non-clinical staffing for home health and senior care facilities, including Federally Qualified Health Centers (FQHCs), Community Health Centers (CHCs), and PACE centers, allowing aging populations to remain in their homes as long as clinically advisable. We are a full-service partner, with market expertise and a breadth of services, including contingent staffing, consulting, human capital, management solutions, recruitment process outsourcing, vendor management, and direct hiring.
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
•Executive, Interim Leadership, and Contingent Search. We specialize in placing interim and permanent professionals across all levels, including clinical, executive, and administrative functions. Our recruitment services are available on both a retained and contingent basis, with performance-based success fees upon every placement.
•Other Services. We offer other value-added services such as IRP Consulting & Development. These services seek to augment our customer’s capabilities with managing, supplementing, and outsourcing aspects of their internal processes of managing their workforce.

Our Geographic Markets and Customer Base
In 2025, 2024, and 2023, our revenue was generated in the U.S., and all of our long-lived assets were located in the U.S. and India. We provide our staffing services and workforce solutions in all 50 states. During 2025, the largest percentage of our revenue was concentrated in California, Florida, and New York. We provide services to public and private acute care and non-acute care hospitals, outpatient clinics, ambulatory care facilities, single and multi-specialty physician practices, rehabilitation facilities, PACE programs, urgent care centers, public and charter schools, correctional facilities, government facilities, retailers, and many other healthcare providers. For the years ended December 31, 2025, 2024, and 2023, no customer accounted for more than 10% of our revenue.

Our Industry

We compete in the U.S. temporary healthcare staffing and workforce solutions markets. Staffing Industry Analysts’ September 2025 report estimates the 2025 healthcare staffing markets had an aggregate market size of $39.4 billion, of which $14.2 billion was travel nursing, $4.5 billion was per diem nursing, $9.8 billion was allied health, and $9.6 billion was locum tenens and advanced practitioners. The demand for our services is impacted by many factors, of which we believe the most significant are the following:

Supply and Demand Drivers
Healthcare Backdrop. According to the Staffing Industry Analysts’ “US Staffing Industry Pulse Survey Report” (November 2025), no segment reported a year-over-year decline, though travel nursing, per diem nursing, and direct hire were flat as compared to the prior year. Median revenue growth was greatest in locum tenens, up 5%. Staffing Industry Analysts’ “US Staffing Industry Forecast: September 2025 Update” (September 2, 2025) forecasts moderate continued expansion in the locum tenens segment, in part due to persistent physician shortages, with a moderate decline in the allied healthcare segment and the per diem nurse segment in 2025, followed by a modest expansion in both segments in 2026. The travel nurse segment is forecasted to contract for the third consecutive year before experiencing slight growth in 2026, although recovery will be slow with bill rates remaining under pressure. According to the most recent Bureau of Labor Statistics 10-year projections (August 28, 2025), overall, employment is expected to grow 3.1% annually, with the healthcare and social assistance sector having the largest growth of 8.4% annually. Within healthcare, healthcare support occupations and healthcare practitioners and technical occupations are projected to be among the fastest growing of all occupational groups, growing 12.4% and 7.2%, respectively, from 2024 to 2034. Employment growth in the healthcare and social assistance sector is expected to be primarily driven by both the aging population and the growing prevalence of chronic conditions.

Supply of Nurses. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (August 28, 2025), employment of registered nurses is projected to grow 5%, or 166,100, from 2024 to 2034, faster than the average for all occupations. The registered nurse workforce is expected to grow from 3.4 million in 2024 to 3.6 million in 2034. The Bureau of Labor Statistics also projects the need for an additional 189,100 new registered nurses each year, on average, through 2034, factoring in nurse retirements and workforce exits.

Physician Shortage. According to the Bureau of Labor Statistics’ Occupational Outlook Handbook (August 28, 2025), employment of physicians and surgeons is projected to grow 3% from 2024 to 2034, about as fast as the average for all occupations. About 23,600 openings for physicians and surgeons are projected each year, on average, over the decade. According to the Association of American Medical Colleges’ (AAMC) “Addressing the Physician Workforce Shortage” (March 2024), the United States faces a projected physician shortage of up to 86,000 by 2036. Population growth and aging, exacerbated by older physicians who will be retiring soon, serve as the primary drivers of increasing demand for physician services.

Increased Need for Healthcare and Special Education Services in Schools. According to the U.S. Department of Education, National Center for Education Statistics projections, during 2025, the number of students ages three to twenty-one who received special education services under the Individuals with Disabilities Education Act (IDEA) was approximately 7.9 million, or approximately 15% of all public school students. IDEA requires that these children and young adults receive care from speech language pathologists, physical therapists, occupational therapists, nurses, and other healthcare professionals while at school.

Macro Drivers of Demand. According to Insider Intelligence, eMarketer, "The aging US population is creating many problems - especially regarding elderly healthcare issues" (January 1, 2023), by 2030, one out of every five U.S. citizens will be of retirement age. Every baby boomer will be 65 or older and the oldest close to 85. The U.S. Department of Health and Human Services estimates that a person turning 65 today has a 70% chance of requiring long-term care services at some point. As the massive baby boomer generation ages, demand for nursing facilities will continue to climb. According to a survey by the American Health Care Association and National Center for Assisted Living, 94% of nursing homes deal with staffing shortages, and 46% limit new admissions due to workforce issues.

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

New developments with PACE include significant state-level expansion, federal pushes for growth (i.e. veterans’ access and rural grants), new CMS regulations for 2025 impacting Medicare Advantage integration, and a growing focus on leveraging PACE to save costs and serve more seniors through strategic partnerships, with ongoing efforts to streamline operations and address workforce challenges.

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

Through our breadth of and expertise in value-added workforce solutions and tech-enabled services, we have the ability to meet a national shift towards a more integrated delivery of healthcare, which allows us to assist hospitals and health systems turning to lower-cost, more accessible alternatives, such as outpatient or ambulatory care centers. In today’s environment, healthcare systems are seeking alternatives to lower costs, with a trend towards vendor neutral and tech-enabled platforms. Our technology solutions, such as Intellify®, help our customers better manage their spend. By offering travel, per diem, and permanent placement for a variety of healthcare professionals, we are able to present many different types of personnel to hospitals and health systems at their main campuses and their ambulatory and outpatient facilities.

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

From a candidate attraction standpoint, we have an extensive customer base with hospitals, healthcare facilities, and other healthcare providers throughout the U.S. As a result, we have a diverse portfolio of assignments for healthcare professionals to choose from. Healthcare professionals apply with us through our differentiated nursing, locum tenens, and allied healthcare recruitment brands. We believe our access to such a large and varied group of healthcare professionals makes us more attractive to healthcare institutions and facilities seeking healthcare staffing and workforce solutions in the current marketplace. Our applicant tracking system for our travel nurse and allied professionals business provides a world-class candidate experience. Our self-service candidate portal, XperienceTM, provides travel and allied professionals with real-time matching to open positions.

Staffing Industry Analysts recognized Cross Country Healthcare as a leading healthcare staffing firm in the U.S., with 3.0% market share in 2024. We rank as one of the largest firms in travel nurse staffing, per diem nurse staffing, allied healthcare staffing, and locum tenens. Some of our traditional competitors in the workforce solutions, healthcare staffing, and search businesses include: Aya Healthcare, Medical Solutions, AMN Healthcare Services, CHG Healthcare Services, Amergis, Jackson Healthcare, Ingenovis Health, Hallmark Healthcare Staffing, RightSourcing, American Healthcare Services Association, Favorite Staffing, GHR Healthcare, SimpliFi, and HealthTrust Workforce Solutions (HCA). The market continues to evolve with new competitors entering the industry as barriers to entry are fairly low, especially for other non-clinical staffing companies.

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

Certifications

Our staffing businesses brands are certified by The Joint Commission under its Health Care Staffing Services Certification Program. The Joint Commission is the recognized global leader for healthcare accreditation. Certification promotes a culture of excellence across the organization and is recognized nationwide as a symbol of quality that reflects an organization’s commitment to meeting certain performance standards. Cross Country is the first publicly traded staffing firm to obtain The Joint Commission Certification, which it still holds with a Letter of Distinction. In 2025, the Company was once again certified by The Joint Commission with no deficiencies.

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

Corporate Social Responsibility (CSR)

The Company's Board of Directors (Board) regularly meets with management to discuss CSR-related topics.

CSR Overview - 2025 Highlights:

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
•In 2025, Employee Communities have offered insights and support to their members and promoted meaningful advances, based on Cross Country Culture Pillars of Education & Empowerment, Community & Belonging, Health & Wellness, and Innovation & Technology.

Awards. Cross Country was named to the ClearlyRated Best of Staffing awards for all divisions for client, employees, and talent. We have recently been recognized with a Best Company Culture Work-Life Balance and Best Company for Leadership, among others, from Comparably, and were named in the 2024 Best Companies to Work For on U.S. News & World Report’s list. Cross Country has received the Industry Award for Healthcare 2025 by Energage Top Workplaces, along with Top Workplaces LA.

Corporate Governance. We believe a framework that supports integrity and high ethical standards is key to the long-term success of our business. This framework is the foundation of trust with employees, customers and vendors and is of the utmost importance in all that we do. The Board oversees the Company’s enterprise risk management function to help ensure that communication among the Board, its committees and management on risk, strategic, sustainability, cybersecurity, and other matters is open, continuous, and robust.

Human Capital Management
As of December 31, 2025, we had approximately 1,106 corporate employees. During 2025, we employed an average of 6,784 full-time equivalent field employees in Nurse and Allied Staffing, which does not include our Physician Staffing independent contractors.

Our goal is to provide work conditions that enable employees to thrive in an environment that is healthy and reduces hazards and health and safety issues, as well as raising awareness on health and safety risks related to our business activities. We believe this drives employee retention and performance, thus allowing us to retain a healthy productive team. As part of our health and safety program, we partner with employees to help them maintain both their physical and mental welfare by providing education on health topics, facilitating complementary health screenings, and offering resources that include a confidential support line. Our culture is infused with a growth mindset that encourages employee internal progression and retention through an array of learning and coaching resources. Employees are held to the ethics standards set forth in our Code of Ethics policy, which also applies to vendors and suppliers. We aim to foster a sound, respectful, fair, and inclusive workplace and condemn all forms of unlawful and inappropriate conduct, such as violence, discrimination, intimidation, harassment, and any behavior that creates a hostile or coercive work environment. In 2025, Cross Country Healthcare was awarded Great Place to Work® certification for a fifth year and named in the Best Companies to Work for - South 2024-2025 List by U.S. News & World Report.

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

Compensation and Benefits. We are committed to rewarding, supporting, and developing the associates who make it possible to deliver on our strategy. To that end, we offer a comprehensive total rewards program aimed at the varying health, home-life, and financial needs of our corporate associates. Our total corporate rewards package includes market-competitive pay, healthcare benefits, retirement savings plans, paid time off and family leave, various discount programs, and tuition assistance.

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

Talent Development. Our mission regarding talent management and development is to support organizational results and success by employing strategies to attract, engage, develop, and retain employees, and to partner with our leaders to nurture and grow leadership talent. These investments include providing clear insight into employee performance, creating career paths, promoting from within whenever possible, maintaining open communication, and offering professional development opportunities. We employ Dayforce, a human resources system which features a fully interactive learning management module, where employees can access professional development resources, such as skills training courses. We offer Career Pathing, a system that allows employees to create a path to help guide their career development and growth within the Company. We partner with Strayer University, Excelsior University, and Capella University to provide our employees with access to flexible degree programs at a discounted cost. In 2023, we launched an enterprise mentorship program and a new career pathing program called Cross Country University. Through our Innovation Challenge held in 2022 through 2024, employees voiced original ideas to improve our operations with the chance to win a monetary award. We have also embraced the Nursing Now pledge by reinforcing investment in the workforce, continuing to promote nurses to management roles, and providing guidance and support on best nursing practices through our dedicated clinical team. Nursing Now is a global campaign aimed at improving health by raising the status and profile of nursing.

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

We may face challenges competing in the marketplace if we are unable to anticipate and quickly respond to changing marketplace conditions, such as alternative modes of healthcare delivery, reimbursement, customer needs, and capabilities.
Patient delivery settings continue to evolve, including potential changes related to AI, which may accelerate alternative modes of healthcare delivery, such as retail medicine, telemedicine, and home health. Our success is dependent upon our ability to develop innovative workforce solutions and quickly adapt to changing marketplace conditions and client needs, including making modifications to our technologies and evolving our technology platform. Among other things, we are currently using agentic agents to streamline work flow, and other AI automation platforms to improve our productivity and create efficiencies.

Advancements in AI and machine learning could materially disrupt traditional healthcare staffing models. Competitors – both existing and new entrants – may invest more aggressively in AI-enabled tools or develop and deploy advanced matching, credentialing, scheduling, or workforce optimization technologies faster than we do. If we are unable to match or exceed the pace of innovation within our industry, our competitive position could be adversely affected.

In addition, our hospital, healthcare facility, and physician-group clients may increasingly adopt AI-based systems that automate or significantly streamline functions we have historically provided, such as candidate sourcing, skills matching, and workforce forecasting. If clients use AI tools to build or enhance their own internal staffing capabilities or otherwise reduce reliance on third-party staffing firms, demand for our services could decline. AI may also make it easier for clients to increase the productivity of their permanent staff or shift to alternative labor models, each of which could reduce the need for temporary staffing.

The markets in which we compete are highly competitive and our competitors may respond more quickly or effectively to new or emerging customer needs and technological advancements, or marketplace conditions. Uncertainty regarding or changes to federal healthcare law and the willingness of our healthcare providers to develop their own temporary staffing pools, replace core staff or to increase permanent staff productivity may, individually or in the aggregate, significantly affect demand for our services.

The development of new service lines and business models using advanced technology solutions, including but not limited to AI, requires significant ongoing investment and continuing innovation. Our ability to compete effectively will depend on how well we anticipate emerging trends, adapt our business model, and implement new technologies. If we fail to do so, our business, financial condition, and results of operations could be materially adversely affected.

Market disruptions or downturns may adversely affect our, or our customer’s, operating results and financial condition.

Economic conditions and volatility in the financial markets may have an adverse impact on the availability of credit to us and to our customers and businesses generally. Conditions in the credit markets and the economy generally could adversely impact our business and limit or prohibit us from refinancing our credit agreements on terms favorable to us, or at all, when they become due. To the extent that disruption in the financial markets occurs, it has the potential to materially affect our and our customers’ ability to access debt and/or equity markets to continue ongoing operations, cash, and/or pay debts as they come due. Although we monitor our credit risks to specific customers that we believe may present credit concerns, default risk or lack of access to liquidity may result from events or circumstances that are difficult to detect or foresee and this could have a material negative impact to our financial results.
We are subject to business and regulatory risks associated with international operations.
We maintain significant back‑office operations in India through our Cross Country Infotech, Pvt. Ltd. (Infotech) subsidiary, which provides in‑house information systems development and support services, as well as certain finance, accounting, and other administrative processing functions. The concentration of these critical functions outside the United States exposes us to risks inherent in international business operations. Any material disruption affecting our India‑based operations could adversely impact our ability to support customers, process transactions, maintain systems, or manage key business functions.

International operations are subject to numerous risks, including, but not limited to: (i) currency exchange‑rate fluctuations; (ii) changes in foreign governmental regulations and labor laws; (iii) differing political, economic, and social conditions; (iv) overlapping, inconsistent, or shifting tax rules and enforcement practices; (v) employment‑related regulations governing compensation, benefits, leave, workforce restructuring, and termination; (vi) privacy, data‑transfer, and data‑security requirements; and (vii) restrictions or disruptions arising from geopolitical tensions, civil unrest, public health crises, or infrastructure limitations.

In addition, India’s regulatory environment continues to evolve, including regulations governing data localization, cybersecurity, and technology services. Changes in these requirements, or our inability to comply with them, could require modifications to our technology infrastructure, limit our ability to process data internationally, increase costs, or subject us to penalties.

Our operations in India also expose us to potential business interruptions arising from power outages, telecommunications failures, natural disasters, political instability, pandemics, or changes in government policy affecting foreign investment or business operations. Because these India‑based functions support key processes across our enterprise, any such interruption could delay billing or collections, impair system development or support, disrupt financial reporting processes, or otherwise negatively affect our operations.

Moreover, if we are unable to effectively manage our international workforce, maintain the security and privacy of data handled abroad, or comply with applicable laws and regulations, we could incur increased operating costs, suffer operational delays, face regulatory actions, or experience reputational harm. Any of these events could materially and adversely affect our business, financial condition, results of operations, or reputation.

Our financial results could be adversely impacted by the loss of key management or corporate employee turnover.
The successful execution of our business strategy and our ability to continue building on significant recent investments depend on the continued leadership and industry expertise of our senior management team and other key corporate employees. In December 2025, we underwent a transition in the role of Chief Executive Officer (CEO). Kevin Clark, our current Chairman of the Board, former CEO, and co-founder, was appointed President and CEO of the Company, effective December 15, 2025. Mr. Clark will continue to serve as the Chairman of the Board. Leadership transitions of this nature inherently present risks, including potential disruption to strategic initiatives, operational focus, organizational stability, and employee engagement. The effectiveness of our new CEO, and our ability to maintain continuity during the transition, will be important to the continued execution of our strategy.

In addition to the CEO transition, changes in other key leadership roles, whether planned or unplanned, could also create uncertainty, divert management attention, or lead to turnover among employees or customers. If we are unable to successfully manage leadership transitions or retain and attract qualified executives and corporate personnel, our operations and strategic objectives could be adversely affected.

Furthermore, the loss of key employees or a significant number of corporate or operational staff, or our inability to recruit and retain individuals with the necessary skills and experience, could impair our ability to support the business, compete effectively, and execute on growth initiatives. Any such developments could materially and adversely affect our business, financial condition, or results of operations.

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
We continue to see our customers use intermediary organizations and an increase in the use of side-by-side managed service providers. Intermediaries typically enter into contracts with hospitals or health systems and then subcontract with us and other agencies to provide staffing services, thus interfering to some extent in our relationship with our customers. Each of these intermediaries charges an administrative fee. In instances where we do not win new MSP opportunities or where other vendors win this MSP, a side-by-side MSP opportunity, or vendor management system (VMS) business with our current customers, the number of professionals we have on assignment at those customers and/or our spend under management could decrease. If we are unable to negotiate hourly rates with intermediaries for the services we provide to these customers that are sufficient to cover administrative fees charged by those intermediaries, it could impact our profitability. If hospitals fail to pay the intermediaries for our services or those intermediaries become insolvent or fail to pay us for our services, it could impact our bad debt expense and thus our overall profitability. We also provide comprehensive MSP and other workforce solutions directly to certain of our customers. While such contracts typically improve our market share at these facilities, they could result in less diversification of our customer base, increased liability, and reduced margins.
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
Operational Risks
We are dependent on the proper functioning of the information systems and technology applications used to operate our business, including applications hosted by third‑party vendors.

These systems support critical activities such as identifying and matching staffing resources to customer assignments, maintaining clinical and operational records, performing billing and accounts‑receivable functions, and managing our accounting and financial reporting. We are in the process of implementing a new enterprise‑wide enterprise resource planning (ERP) system intended to modernize and integrate key operational and financial processes. Large‑scale technology implementations of this nature are inherently complex and involve significant operational dependencies, data‑migration risks, and change‑management challenges.

If the ERP implementation is delayed, experiences defects or integration issues, or otherwise fails to operate as intended, we could experience business disruptions, reduced functionality of core systems, delays in billing or collections, impaired financial reporting processes, increased costs, or loss of operational efficiency. Any such issues could negatively affect our relationships with customers, PACE partners, and employees, and could result in reputational harm, increased remediation expenses, or material adverse effects on our operating results.

More broadly, our information systems and vendor‑hosted applications are subject to risks including technological obsolescence, system failures, processing interruptions, and cyber or physical attacks. Although our systems are protected through secure hosting facilities and supported by backup and remote‑processing capabilities, they remain vulnerable to events such as power outages, telecommunications failures, natural disasters, hardware or software malfunctions, or unauthorized access. If critical systems fail or become inaccessible, we may be forced to perform key functions manually, which could impair our ability to maintain billing and clinical records reliably, bill for services efficiently, manage payroll accurately, or maintain timely and accurate accounting and financial reporting.

Company and third-party computer, technology and communications hardware and software systems are vulnerable to damage, unauthorized access, and disruption that could expose the Company to material operational, financial, and reputational damage (including the unauthorized access to, or exposure of, personal and confidential information).
The Company’s ability to manage its operations in both the U.S. and India through the use of key systems is critical to its success and largely depends upon the efficient and uninterrupted operation of its computer, technology and communications systems, some of which are provided and/or managed by third-party vendors. The Company’s primary systems (and, as a result, its operations) are vulnerable to damage or interruption from power outages, computer, technology and telecommunications failures, computer viruses, security breaches, cyber attacks, catastrophic events, and errors in usage by the Company’s or its vendors’ employees and contractors. In addition, the Company’s systems contain personal and confidential information, including information of importance to the Company, and its employees, vendors, contractors, and customers.

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

In the ordinary course of business, the Company collects, uses, and retains personal information from its customers, employees, employment candidates, and contractors. The possession and use of personal information in conducting the Company’s business may subject it to a variety of complex and evolving laws and regulations regarding data privacy, which, in many cases, apply not only to third-party transfers, but also to transfers of information among the Company and its subsidiaries.

For example, there has been a number of recently enacted state-level privacy regulations that assign specific rights to consumers, employees, and other data subjects, and imposes specific operational requirements for businesses that collect, process, and store personal information. Complying with these enhanced obligations, state-level privacy regulations (such as the California Consumer Privacy Act) and other current and future laws and regulations relating to data transfer, residency, privacy and protection have increased, and continue to increase the Company’s operating costs and require significant management time and attention. Simultaneously, any failure by the Company or its subsidiaries to comply with applicable laws could result in governmental enforcement actions, consumer actions, fines, and other penalties that could potentially have an adverse effect on the Company’s operations, financial results and reputation.

Social, ethical, and security issues relating to the use of AI may result in reputational harm and liability.

Many of our business operations and support activities are performed by a predominantly remote workforce. Should any of these employees utilize non-approved AI, this could result in reputational harm to the Company and have an adverse effect on its operations. In addition, we may incorporate traditional and generative AI solutions into our information systems and products that may become important in our operations over time, such as agentic agents and other AI automation platforms to streamline work flow, improve our productivity, and create efficiencies. The ever-increasing use and evolution of technology, including AI, creates opportunities for the potential loss or misuse of personal data that we collect or use to run our business. There is also a risk that we may not have access to the technology and qualified AI personnel resources to adequately incorporate advancements into our AI initiatives. The rapid evolution of AI, including potential government regulations, will require significant resources to develop, test and maintain our platforms to help us implement AI responsibly. This may result in significantly increased business and security costs, administrative penalties, or costs related to defending legal claims.

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
In our industry, the use of social media platforms has increased due to the ability to access to a broad audience through social media websites and other internet communication. Any inappropriate or unauthorized use of certain social media vehicles by our employees, contractors, customers, or vendors could cause damage to our brand, or result in information leakage that could have legal implications, including the dissemination of personally identifiable information of customers or employees. In addition, inaccurate or negative posts or comments on social media websites could damage our reputation or brand image.
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

Our reputation may also be impacted by our CSR and sustainability initiatives. Risks associated with these initiatives include any increased public focus, including by governmental and nongovernmental organizations, new laws and regulations, increased costs associated with sustainability efforts and/or compliance with laws and regulations. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to CSR matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable CSR ratings may lead to increased negative investor sentiment toward us, which could have a negative impact on the price of our securities and our access to and costs of capital.

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
Our industry is subject to numerous and complex federal, state, local, and international laws and regulations, including those relating to the: licensure of professionals; medical malpractice and associated indemnity obligations; wage and hour requirements; employment taxes; arbitration agreements; income tax withholdings; expense reimbursements; wage transparency mandates; and general business operations, including tax compliance. Failure to comply with applicable laws or regulations may result in civil or criminal penalties, government investigations, litigation, or other adverse actions.

Although we maintain insurance for employment-related and other claims, such coverage may not cover all claims, may require us to pay significant self-insured retentions, or may not remain available at reasonable cost. If coverage is insufficient, unavailable, or subject to limitations, we could be required to pay substantial liabilities directly. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and earnings per share

More specifically, our caregiver services to PACE programs (home-base staffing) business supports PACE programs in several states. Many states have not adopted licensure requirements or regulatory frameworks specific to our home-based staffing business model. However, existing statutes in certain jurisdictions could be interpreted to require licensure of our home-based staffing operations. If regulators adopt interpretations that differ from our own, we could be found to be out of compliance, which may result in reputational harm, financial penalties, operational disruption, or the need to modify our business model.

In 2024, following an investigation, the California Department of Social Services (CDSS) determined that we were not required to register as a home care organization. Despite no change in applicable regulations or in our business model, CDSS conducted additional investigations in November 2025 and early 2026 that resulted in our receipt of a Notice of Violation of Law (NOVL) alleging that our operations require licensure. We appealed the NOVL, which was denied in February 2026. While we filed a second appeal and an application for licensure, an adverse outcome would require us to obtain licensure and result in additional costs, among other things, to register our caregivers with the State of California, and could result in the loss of caregivers, require us to restructure elements of our operations, or limit the services we provide in California. Other states may take similar positions or revisit prior regulatory interpretations. Any such developments could impose material costs, create operational uncertainty, or negatively affect our ability to serve PACE programs or other clients and we are not insured for this risk.

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
We are periodically subject to a number of tax examinations by taxing authorities in the states and countries where we do business. We also have deferred tax assets related to our NOLs in federal and state taxing jurisdictions, which, generally carry forward for up to twenty years or indefinitely, depending on the year the NOL was generated. Tax years generally remain subject to examination until three years after NOLs are used or expire. We expect that we will continue to be subject to tax examinations in the future. We recognize tax benefits of uncertain tax positions when we believe the positions are more likely than not of being sustained upon a challenge by the relevant tax authority. We believe our judgments in this area are reasonable and correct, but there is no guarantee that we will be successful if challenged by a taxing authority. If there are tax benefits, including, but not limited to, the use of NOLs, expense reimbursements, or other tax attributes, that are challenged successfully by a taxing authority, we may be required to pay additional taxes, interest, and penalties, or we may seek to enter into settlements with the taxing authorities, which could require significant payments or otherwise have a material adverse effect on our business, results of operations, and financial condition.
In addition, federal, state and local, as well as international, tax laws and regulations are extremely complex and subject to varying interpretations. On March 27, 2020, President Biden signed the Coronavirus Aid, Relief, and Economic Security (CARES) Act into law, which was extended under the Taxpayer Certainty and Disaster Relief Act of 2020 passed on December 27, 2020. Further, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 (ARPA). On July 4,

2025, President Trump signed the One, Big, Beautiful Bill Act into legislation. We are not aware of any provision in the CARES Act, ARPA, or any other pending tax legislation that would have a material adverse impact on the Company's financial performance. There can be no assurance that the CARES Act, ARPA, the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), or any other legislative changes will not negatively impact our operating results, financial condition, and future business operations.

We may be limited in our ability to utilize our remaining state NOLs to offset future taxable income and thereby reduce our otherwise payable income taxes. Our ability to utilize NOLs is also dependent, in part, upon us having sufficient future earnings to utilize our state NOLs before they expire. If market conditions change materially and we determine that we will be unable to generate sufficient taxable income in the future to utilize state NOLs, we could be required to record additional valuation allowances. We review the valuation allowances for state NOLs periodically and make adjustments from time to time, which can result in an increase or decrease to the net deferred tax asset related to our state NOLs. If we are unable to use state NOLs or use of state NOLs is limited, we may have to make significant payments or reduce our deferred tax assets, which could have a material adverse effect on our business, results of operations, and financial condition.
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
As of December 31, 2025, we had no borrowings under our Asset-Based Loan Agreement (ABL). A change in our level of indebtedness could have important negative consequences including: (i) increased demands on our cash resources to service the debt; (ii) our financial and operating flexibility may be restricted due to debt covenants to which we are subject, and our ability to generate profitability and maintain cash flow from operations could impact our compliance with these covenants; and (iii) we may choose to institute self-imposed limits on our indebtedness based on certain considerations including market interest rates, our relative leverage, and our strategic plans. For example, as a result of our level of indebtedness and the uncertainties arising in the credit markets and the U.S. economy:

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
General Business Risks
We continually evaluate opportunities to acquire companies or enter into other strategic transactions which may involve significant cash expenditures and expose us to unforeseen liabilities and/or integration challenges.

We continually evaluate opportunities to acquire companies or enter into other strategic transactions. These transaction opportunities involve numerous risks and uncertainties, including, but not limited to, those related to our ability to successfully consummate a transaction and realize the expected benefits related thereto. If we pursue a strategic transaction that we are ultimately unable to complete, our business, results of operations, and financial condition could be adversely impacted. For example, as previously disclosed, on December 3, 2024, we entered into the Aya Merger Agreement, which, subject to certain closing conditions, provided for the acquisition of the Company by Parent. On December 3, 2025, we received a notice of termination of the Aya Merger Agreement from Parent. While Parent paid us a termination fee of $20.0 million as a result of the termination of the Aya Merger Agreement, we incurred substantial transaction costs in connection with the Aya Merger.

Additionally, we have in the past and may in the future acquire companies that we believe would complement or enhance our business. Acquiring a company may result in the loss of our key employees or customers or those of the acquired company; integration challenges including integrating acquired personnel and distinct cultures into our business; integrating the acquired company into our operating, financial planning, and financial reporting systems; diversion of management attention from existing operations; and assumptions of liabilities and exposure to unforeseen liabilities of the acquired company, including liabilities for their failure to comply with healthcare and tax regulations. These acquisitions may also involve significant cash expenditures, debt incurrence and integration expenses that could have a material adverse effect on our financial condition and results of operations. Any acquisition may ultimately have a negative impact on our business and financial condition.

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

Losses caused by natural disasters, such as hurricanes and fires, or other unexpected events, could cause us to suffer material financial losses.

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

We are required to test goodwill and intangible assets with indefinite lives (such as trade names) annually, to determine if impairment has occurred. Long-lived assets and other identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate that amounts may not be recoverable. If the testing performed indicates that impairment has occurred, we are required to record an impairment charge for the difference between the carrying amount of the goodwill or other intangible assets and the implied fair value of the goodwill or the fair value of the indefinite-lived intangible asset in the period the determination is made. The testing of goodwill and other intangible assets for impairment requires us to make significant estimates about our future performance and cash flows, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in business operations, changes in competition, or changes in our stock price and market capitalization. Changes in these factors, or changes in actual performance compared with estimates of our future performance, could affect the fair value of goodwill, trade names, or other intangible assets, which may result in an impairment charge. In the fourth quarter of 2025, we recorded non‑cash goodwill impairment charges, triggered by the fourth quarter decline in the Company's equity market capitalization. Following these charges, the remaining goodwill balances for each reporting unit reflect management’s best estimate of fair value based on current market conditions and expectations for future performance. We cannot accurately predict the amount and timing of any future impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on us.

If provisions in our corporate documents and Delaware law delay or prevent a change in control, we may be unable to consummate a transaction that our stockholders consider favorable.
Our certificate of incorporation and by-laws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our certificate of incorporation authorizes our Board to issue up to 10,000,000 shares of “blank check” preferred stock. Without stockholder approval, the Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. Delaware law may also discourage, delay, or prevent someone from acquiring or merging with us.

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

C.     Management’s Role and Expertise

Primary responsibility for assessing, monitoring, and managing the Company’s cybersecurity risks rests with the VP of Security, who has nearly two decades of dedicated experience in the field of cybersecurity across multiple industries, and a Ph.D. in Information Systems. Their background includes extensive experience in cybersecurity program development, leadership, and risk management, which is instrumental in the execution of our cybersecurity strategies. Some specific responsibilities include overseeing our governance and compliance, risk management (identification, assessments, and treatment), and security and privacy awareness programs.

More broadly, the Company's CIO possesses a wealth of information technology expertise and has served in various technology leadership roles across multiple industries. The office of the CIO is responsible for all technology systems, services, and solutions. The cybersecurity function reports directly into the office of the CIO.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2. Properties.

As of December 31, 2025, we actively leased office space in 10 facilities located in 4 states within the United States. We also lease office space in a facility located in Pune, India. See our lease obligations as of December 31, 2025 in Note 9 - Leases to our consolidated financial statements. We continuously evaluate facility needs based on the extent of our service offerings, the rate of customer growth or decline, the geographic distribution of our customer base, changing market conditions, and our long-term goals. As of December 31, 2025, our material leased properties are described below:

In December 2025, we relocated our corporate headquarters within Boca Raton, Florida. Our new headquarters has approximately 26,000 square feet of office space under lease through December 2026. This space is occupied by our corporate executive staff, legal, finance, risk management, internal audit, and information technology teams. Our Nurse and Allied executive staff and operations personnel, as well as shared support functions of human resources, payroll and billing, sales, and marketing also occupy this space.

Our facility located in Pune, India has approximately 38,000 square feet of office space under lease through April 2029. This space houses certain software development and information technology support, as well as certain sourcing, finance, and shared support services.

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

The graph below compares the Company to the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Nasdaq Composite index and the Dow Jones U.S. Business Training & Employment Agencies index. The graph assumes that the value of the investment in the Company's common stock and in each of the indexes (including reinvestment of dividends) was $100 on December 31, 2020 and tracks it through December 31, 2025.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Cross Country Healthcare, Inc., the NASDAQ Composite Index,
and the Dow Jones US Business Training & Employment Agencies Index

$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
12/20
12/21
12/22
12/23
12/24
12/25

	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
DJUSBE	$100.00	$135.30	$92.32	$91.22	$87.96	$63.51
CCRN	$100.00	$312.97	$299.55	$255.24	$204.74	$91.32
NASDAQ	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

As of February 17, 2026, there were 124 stockholders of record of our common stock. In addition, there were 13,568 beneficial owners of our common stock held by brokers or other institutions on behalf of stockholders.

We have never paid or declared cash dividends on our common stock. Covenants in our credit agreement limit our ability to repurchase our common stock and declare and pay cash dividends on our common stock. On August 16, 2022, our Board of Directors authorized a new stock repurchase program (Repurchase Program), whereby we could repurchase up to $100.0 million of our shares of common stock, subject to the terms of our current credit agreements. In addition to the repurchase of $100.0 million of our shares of common stock under the Repurchase Program, we were authorized to continue to repurchase any remaining shares available for repurchase under our previous stock repurchase program, which was approved by the Board of Directors on February 28, 2008 (Prior Repurchase Program). In August 2022, we repurchased the remaining shares available for repurchase under the Prior Repurchase Program. Upon completion of the authorized number of shares available for repurchase under the Prior Repurchase Program, we commenced repurchases under the Repurchase Program during the third quarter of 2022. On May 1, 2023, our Board of Directors authorized approximately $59.0 million in additional share repurchases to be added to the Repurchase Program, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million. The shares may be repurchased from time-to-time in the open market or in privately negotiated transactions. The Repurchase Program was effective immediately and may be discontinued at any time at the Board's discretion.

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the fourth fiscal quarter ended December 31, 2025. See Note 14 - Stockholders’ Equity to our consolidated financial statements for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
October 1 through October 31	—	$—	—	$40,475
November 1 through November 30	—	$—	—	$40,475
December 1 through December 31	803,175	$8.10	803,175	$33,972
Total	803,175	$—	803,175	$33,972
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

Management's Discussion and Analysis (MD&A) below generally discusses 2025 and 2024 and provides year-to-year comparisons between 2025 and 2024. Discussions of 2023 and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on March 5, 2025 and such information is incorporated herein by reference.

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

Our workforce solutions include MSPs, VMS, caregiver services to PACE programs (home-based staffing), education health services, RPO, project management, and other outsourcing and consultative services as described in Item 1. Business in this Annual Report on Form 10-K. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes.

The Company's two reportable segments, Nurse and Allied Staffing and Physician Staffing, represented approximately 82% and 18%, respectively, of total revenue for the year ended December 31, 2025. See further discussion of these segments in Item 1. Business in this Annual Report on Form 10-K.

Summary of Operations and Recent Updates

For the year ended December 31, 2025, consolidated revenue decreased 21.6% year-over-year to $1.1 billion, primarily due to volume declines in the Nurse and Allied Staffing and Physician Staffing segments. These declines were partly offset by continued growth in home-based staffing, which was up 28.0% over the prior year. Net loss attributable to common stockholders for the year ended December 31, 2025 was $94.9 million, as compared to net loss of $14.6 million for the year ended December 31, 2024.

During the fourth quarter of 2025, the Company recorded a non-cash goodwill impairment charge of $77.9 million related to its Nurse and Allied and Physician Staffing segments. The impairment assessment and related charge was primarily triggered by the fourth quarter decline in the Company's equity market capitalization.
As a result of the cumulative losses, primarily triggered by the significant impairment charge, the Company recorded an additional valuation allowance of $29.6 million in the fourth quarter of 2025 on its deferred tax assets.

During the fourth quarter of 2025, the Company recorded executive transition severance costs of $6.0 million related to the former Chief Executive Officer's separation from the Company in December 2025. The costs include $3.1 million of equity compensation, pursuant to the former Chief Executive Officer’s employment agreement and the corresponding general release executed on December 31, 2025.

For the year ended December 31, 2025, cash and cash equivalents totaled $108.7 million. During the fourth quarter, the Company repurchased 803,175 shares under its authorized Repurchase Program. The Company also entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on December 16, 2025 and effective through November 4, 2026. Cash flow provided by operating activities for the year ended December 31, 2025 was $48.3 million. As of December 31, 2025, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $114.6 million, with $96.3 million of availability net of $18.3 million of letters of credit. See Note 8 - Debt to our consolidated financial statements.
As previously disclosed, on December 3, 2024, the Company entered into a Merger Agreement with Aya Healthcare, Inc. After market close on December 3, 2025, the Company received a notice of termination of the Aya Merger Agreement, effective December 4, 2025. In accordance with the terms of the Aya Merger Agreement, a termination fee of $20.0 million was paid to the Company. This was netted against associated fees paid by the Company and is included in acquisition and integration-related costs in the consolidated statement of operations and comprehensive (loss) income.
During the years ended December 31, 2025 and 2024, the Company incurred $16.6 million and $4.2 million, respectively, in gross fees associated with the Aya Merger, which is included in acquisition and integration-related costs in the consolidated statement of operations and comprehensive (loss) income. The net cash operating inflow associated with the Aya Merger was $5.8 million for the year ended December 31, 2025.

See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.
Operating Metrics

We evaluate the Company's financial condition by tracking operating metrics and financial results specific to each segment. Key operating metrics include hours worked, days filled, number of contract personnel on an FTE basis, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported U.S. GAAP (as defined below) results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow, as well as operating and leverage ratios, to help us assess our liquidity needs.

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

	Year Ended December 31,
	2025	2024
Revenue from services	100.0%	100.0%
Direct operating expenses	79.7	79.6
Selling, general and administrative expenses	19.0	17.4
Credit loss (credit) expense	—	1.6
Depreciation and amortization	1.6	1.4
Acquisition and integration-related (income) costs	(0.3)	0.3
Restructuring costs	0.3	0.3
Legal and other losses	0.3	0.5
Impairment charges	7.4	0.2
Loss from operations	(8.0)	(1.3)
Interest expense	0.2	0.2
Interest income	(0.3)	(0.2)
Other expense (income), net	—	(0.1)
Loss before income taxes	(7.9)	(1.2)
Income tax expense (benefit)	1.1	(0.1)
Net loss attributable to common stockholders	(9.0)%	(1.1)%

Comparison of Results for the Year Ended December 31, 2025 and the Year Ended December 31, 2024

	Year Ended December 31,
			Increase (Decrease)	Increase (Decrease)
	2025	2024	$	%
	(Amounts in thousands)
Revenue from services	$1,054,293	$1,344,004	$(289,711)	(21.6)%
Direct operating expenses	840,722	1,069,752	(229,030)	(21.4)%
Selling, general and administrative expenses	200,680	233,377	(32,697)	(14.0)%
Credit loss (credit) expense	(441)	21,432	(21,873)	(102.1)%
Depreciation and amortization	16,794	18,200	(1,406)	(7.7)%
Acquisition and integration-related (income) costs	(3,394)	4,219	(7,613)	(180.4)%
Restructuring costs	3,746	4,333	(587)	(13.5)%
Legal and other losses	2,749	6,668	(3,919)	(58.8)%
Impairment charges	77,851	2,888	74,963	NM
Loss from operations	(84,414)	(16,865)	(67,549)	(400.5)%
Interest expense	2,216	2,188	28	1.3%
Interest income	(3,129)	(2,050)	(1,079)	(52.6)%
Other expense (income), net	9	(605)	614	101.5%
Loss before income taxes	(83,510)	(16,398)	(67,112)	(409.3)%
Income tax expense (benefit)	11,342	(1,842)	13,184	715.7%
Net loss attributable to common stockholders	$(94,852)	$(14,556)	$(80,296)	(551.6)%

NM - Not meaningful

Revenue from services

Revenue from services decreased $0.2 billion, or 21.6%, to $1.1 billion for the year ended December 31, 2025, as compared to $1.3 billion for the year ended December 31, 2024, primarily due to volume declines in the Nurse and Allied Staffing and Physician Staffing segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $0.3 billion, or 21.4%, to $0.8 billion for the year ended December 31, 2025, as compared to $1.1 billion for the year ended December 31, 2024, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses were relatively flat at 79.7%, as compared to 79.6% in the prior year.
Selling, general and administrative expenses

Selling, general and administrative expenses decreased $32.7 million, or 14.0%, to $200.7 million for the year ended December 31, 2025, as compared to $233.4 million for the year ended December 31, 2024, primarily due to decreases in compensation and benefit expense as a result of lower headcount, as well as marketing and consulting expense, partially offset by an increase in severance costs related to the CEO transition. As a percentage of total revenue, selling, general and administrative expenses increased to 19.0% for the year ended December 31, 2025, as compared to 17.4% for the year ended December 31, 2024.

Credit loss (credit) expense

Credit loss credit for the year ended December 31, 2025 was $0.4 million, due to collection of aged receivables, as compared to credit loss expense of $21.4 million for the year ended December 31, 2024, driven by a bankruptcy filing by a single MSP customer. There was no significant impact on operations from this MSP client as the majority of the business had been wound down in the prior year. As a percentage of revenue, credit loss credit was 0.0% for the year ended December 31, 2025 and credit loss expense was 1.6% for the year ended December 31, 2024. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2025 was $16.8 million as compared to $18.2 million for the year ended December 31, 2024. As a percentage of revenue, depreciation and amortization expense was relatively flat at 1.6% for the year ended December 31, 2025 and 1.4% for the year ended December 31, 2024.

Acquisition and integration-related (income) costs

Acquisition and integration-related income for the year ended December 31, 2025 includes a termination fee of $20.0 million received from Parent during the fourth quarter of 2025, in accordance with the terms of the Aya Merger Agreement, partially offset by associated fees of $16.6 million paid throughout the year. Acquisition and integration-related costs of $4.2 million for the year ended December 31, 2024 related primarily to fees associated with the Aya Merger. See Note 1 - Organization and Basis of Presentation to our consolidated financial statements.

Restructuring costs

Restructuring costs of $3.7 million for the year ended December 31, 2025 were primarily comprised of employee termination costs. Restructuring costs of $4.3 million for the year ended December 31, 2024 were primarily comprised of employee termination costs, ongoing lease exit costs, and software license costs. See Note 2 - Summary of Significant Accounting Policies to our consolidated financial statements.

Legal and other losses

During the year ended December 31, 2025, the Company recorded $2.7 million in legal fees and settlement charges related to various cases and claims. During the year ended December 31, 2024, the Company recorded legal and other losses of $6.7 million, which included the settlement of a class action lawsuit, as well as costs related to an unrecoverable asset.

Impairment charges

Non-cash impairment charges totaled $77.9 million for the year ended December 31, 2025 and included goodwill impairment charges related to the Nurse and Allied and Physician Staffing segments, primarily triggered by the fourth quarter decline in the Company's equity market capitalization and the write-off of indefinite-lived trade names related to Medical Staffing Network, as part of our rebranding activities. Non-cash impairment charges totaled $2.9 million for the year ended December 31, 2024, related primarily to real estate restructuring activities. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases to our consolidated financial statements.

Interest income

Interest income of $3.1 million for the year ended December 31, 2025 related to higher average cash on hand deposited in interest bearing accounts during the year. Interest income of $2.1 million for the year ended December 31, 2024 related to higher average cash on hand with slightly higher available interest rates during the year.

Other expense (income), net

For the year ended December 31, 2024, other expense (income), net included a decrease of the remaining earnout liability related to the Mint acquisition. There were no such adjustments for the year ended December 31, 2025.

Income tax expense (benefit)

Income tax expense totaled $11.3 million for the year ended December 31, 2025, as compared to income tax benefit of $1.8 million for the year ended December 31, 2024. The effective tax rate was (13.6)% and 11.2%, including the impact of discrete items, for the years ended December 31, 2025 and 2024, respectively. The effective tax rate and income tax expense in 2025 were predominantly impacted by the additional valuation allowance on deferred tax assets. The effective tax rate and the income tax benefit in 2024 were impacted by federal, international, and state taxes.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Year Ended December 31,
	2025	2024
	(amounts in thousands)
Revenues from services:
Nurse and Allied Staffing	$862,784	$1,145,419
Physician Staffing	191,509	198,585
	$1,054,293	$1,344,004

Contribution income:
Nurse and Allied Staffing	$57,913	$72,601
Physician Staffing	16,236	15,349
	74,149	87,950

Corporate overhead	60,817	68,507
Depreciation and amortization	16,794	18,200
Restructuring costs	3,746	4,333
Legal and other losses	2,749	6,668
Impairment charges	77,851	2,888
Acquisition and integration-related (income) costs	(3,394)	4,219
Loss from operations	$(84,414)	$(16,865)

See Note 17 - Segment Data to our consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Year Ended December 31,			Percent
	2025	2024	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,784	8,205	(1,421)	(17.3)%
Average Nurse and Allied Staffing revenue per FTE per day	$346	$378	$(32)	(8.5)%

Physician Staffing statistical data:
Days filled	84,213	97,888	(13,675)	(14.0)%
Revenue per day filled	$2,274	$2,029	$245	12.1%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Year Ended December 31, 2025 and Year Ended December 31, 2024

Nurse and Allied Staffing

Revenue decreased $282.6 million, or 24.7%, to $862.8 million for the year ended December 31, 2025, as compared to $1.1 billion for the year ended December 31, 2024, driven primarily by a decline in billable hours in travel and local, partly offset by year-over-year revenue growth of 28.0% in home-based staffing.

Contribution income for the year ended December 31, 2025 decreased $14.7 million, or 20.2%, to $57.9 million, as compared to $72.6 million for the year ended December 31, 2024. As a percentage of segment revenue, contribution income margin increased to 6.7% for the year ended December 31, 2025, as compared to 6.3% for the year ended December 31, 2024.

The average number of FTEs on contract during the year ended December 31, 2025 decreased 17.3% from the year ended December 31, 2024, primarily due to declines in headcount. The average revenue per FTE per day decreased 8.5%.
Physician Staffing

Revenue decreased $7.1 million, or 3.6%, to $191.5 million for the year ended December 31, 2025, as compared to $198.6 million for the year ended December 31, 2024, primarily due to volume declines in certain specialties partially offset by a slight increase in revenue per day filled.
Contribution income for the year ended December 31, 2025 increased $0.9 million, or 5.8%, to $16.2 million, as compared to $15.3 million for the year ended December 31, 2024. As a percentage of segment revenue, contribution income was 8.5% for the year ended December 31, 2025 and 7.7% for the year ended December 31, 2024.

Total days filled decreased 14.0% to 84,213 for the year ended December 31, 2025, as compared to 97,888 for the year ended December 31, 2024. Revenue per day filled was $2,274 for the year ended December 31, 2025 and $2,029 for the year ended December 31, 2024, due to price increases.

Corporate overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $60.8 million for the year ended December 31, 2025, from $68.5 million for the year ended December 31, 2024, primarily due to decreases in compensation and benefit expense, software and hardware expense, and professional fees, partially offset by an increase of $6.0 million in severance costs related to the CEO transition. As a percentage of consolidated revenue, corporate overhead was 5.8% for the year ended December 31, 2025 and 5.1% for the year ended December 31, 2024.

Liquidity and Capital Resources

At December 31, 2025, we reported $108.7 million in cash and cash equivalents, which is adequate to meet our short-term and long-term operations, with no borrowings drawn under the ABL. Working capital increased by $1.2 million to $215.8 million as of December 31, 2025, as compared to $214.6 million as of December 31, 2024. As of December 31, 2025, our days' sales outstanding, net of amounts owed to subcontractors, was 58 days, up 3 days year-over-year. As of December 31, 2025, we did not have any off-balance sheet arrangements.

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

In the third quarter of 2022, the Board of Directors authorized the Repurchase Program, whereby we could repurchase up to $100.0 million shares of our common stock. Upon completion of the authorized number of shares available for repurchase under the previous repurchase program, we commenced repurchases under the Repurchase Program during the third quarter of 2022. On May 1, 2023, the Board of Directors authorized approximately $59.0 million in additional share repurchases to be added to the Repurchase Program, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million. In the third quarter of 2023, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024 and effective through

November 7, 2024. In the fourth quarter of 2025, we entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on December 16, 2025 and effective through November 4, 2026. During the year ended December 31, 2025, we repurchased and retired a total of 803,175 shares of common stock for $6.5 million, at an average price of $8.10 per share. During the year ended December 31, 2024, we repurchased and retired a total of 2,401,924 shares of common stock for $36.8 million, at an average price of $15.31 per share. As of December 31, 2025, we had $34.0 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Loan Agreement (as defined below).

Cash Flow Comparisons

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net cash provided by operating activities decreased $71.8 million to $48.3 million for the year ended December 31, 2025, as compared to $120.1 million for the year ended December 31, 2024. The Company recorded the Aya termination fee of $20.0 million within operating cash flows for the year December 31, 2025. The fee was partially offset by operating cash outflows for acquisition-related costs. The net cash operating inflows associated with the Aya merger were $5.8 million for the year ended December 31, 2025.

Net cash used in investing activities for the year ended December 31, 2025 was $8.2 million, as compared to $8.7 million for the year ended December 31, 2024, primarily for capital expenditures related to IT projects in both years.

Net cash used in financing activities during the year ended December 31, 2025 was $13.0 million, as compared to $46.8 million during the year ended December 31, 2024. During the year ended December 31, 2025, we used cash to pay $1.8 million for income taxes on share-based compensation, $6.8 million for share repurchases, and $4.4 million for contingent consideration. During the year ended December 31, 2024, we used cash to pay $2.9 million for income taxes on share-based compensation, $37.3 million for share repurchases and related excise tax, and $6.6 million for contingent consideration.
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

As of December 31, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 2.10% for the revolving portion of the borrowing base. The Base Rate margin would have been 1.00% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $114.6 million as of December 31, 2025, with no borrowings drawn and $96.3 million of availability net of $18.3 million of letters of credit outstanding. For the three months ended December 31, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.

See Note 8 - Debt to our consolidated financial statements.

Critical Accounting Policies and Estimates

We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and judgments that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments may also be impacted by the deterioration of demand for our services, deterioration of labor market conditions, reduction of our stock price for an extended period, or other factors as described in Item 1A. Risk Factors. We evaluate our estimates on an on-going basis, including those related to asset impairment, accruals for self-insurance, allowance for doubtful accounts and sales allowances, taxes and other contingencies, and litigation. We state our accounting policies in the notes to the audited consolidated financial statements for the year ended December 31, 2025. See Note 2 - Summary of Significant Accounting Policies contained herein. These estimates are based on information that is currently available to us and on various assumptions that we believe to be reasonable under the circumstances, but come with certain risks and uncertainties, including but not limited to: projections of future income and cash flows, market demand, inflationary pressures, long-term growth rates, the identification of appropriate market multiples, royalty rates, and the choice of an appropriate discount rate. Actual results could vary from those estimates under different assumptions or conditions.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. Significant judgments are required to estimate the fair value of reporting units including estimating future cash flows, and determining appropriate discount rates, growth rates, company control premium, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit. See Note 5 -

Goodwill, Trade Names, and Other Intangible Assets, where impairment testing in 2025, 2024, and 2023 is more fully described.

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

Health, workers’ compensation, and professional liability expense

We maintain accruals for our health, workers’ compensation, and professional liability claims that are partially self-insured and are classified as accrued compensation and benefits on our consolidated balance sheets. We determine the adequacy of these accruals by periodically evaluating our historical experience and trends related to health, workers’ compensation, and professional liability claims and payments, based on actuarial models, as well as industry experience and trends. If such models indicate that our accruals are overstated or understated, we will adjust accruals as appropriate. Healthcare insurance accruals have fluctuated with increases or decreases in the average number of corporate employees and healthcare professionals on assignment as well as actual company experience and increases in national healthcare costs. As of December 31, 2025 and 2024, we had $3.0 million and $4.8 million accrued, respectively, for incurred but not reported health insurance claims. Corporate and field employees are covered through a partially self-insured health plan. Workers’ compensation insurance accruals can fluctuate over time due to the number of employees and inflation, as well as additional exposures arising from the current policy year. As of December 31, 2025 and 2024, we had $12.0 million and $12.8 million accrued for case reserves and for incurred but not reported workers’ compensation claims, net of insurance receivables, respectively. The accrual for workers’ compensation is based on an actuarial model which is prepared or reviewed by an independent actuary semi-annually. As of December 31, 2025, and 2024, we had $8.6 million and $7.1 million accrued, respectively, for case reserves and for incurred but not reported professional liability claims, net of insurance receivables. The accrual for professional liability is based on actuarial models which are prepared by an independent actuary semi-annually.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by our field staff. We recognize the majority of our revenue at the contractual amount we have the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2025 and December 31, 2024, our estimate of amounts that had been worked but had not been billed totaled $48.3 million and $60.4 million, respectively, and are included in accounts receivable in the consolidated balance sheets.

Other Services Revenue
We offer other services to our customers that are transferred over time including: MSPs providing agency services (as further described below in Gross Versus Net Policies), RPO, other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of our consolidated revenue for the years ended December 31, 2025, 2024, and 2023. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services.

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

Allowances

We maintain an allowance for credit losses for estimated losses resulting from the inability of our customers to make required payments, which results in a provision for credit loss expense. We determine the adequacy of this allowance based on historical write-off experience, current conditions, an analysis of the aging of outstanding receivables and customer payment patterns, and specific reserves for customers in adverse conditions adjusted for current expectations for the customers or industry. Based on the information currently available, we also consider current expectations of future economic conditions when estimating our allowance for credit losses. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We write off specific accounts based on an ongoing review of collectability as well as our past experience with the customer. In addition, we maintain a sales allowance for rate and hour differences which may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. As of December 31, 2025 and 2024, our total allowances were $9.1 million and $9.3 million, respectively.

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

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and other loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. As of December 31, 2025, we had deferred tax assets related to federal and certain state net operating loss carryforwards of $9.5 million. The federal and certain state net operating loss carryforwards have an indefinite carryover. Except for those state net operating loss carryforwards with an indefinite carryover, the carryforwards will expire between 2027 and 2045.

We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. In determining whether a valuation allowance is warranted, we evaluate factors such as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies. We consider all positive and negative evidence to estimate if sufficient future taxable income will be generated to realize the deferred tax asset. We consider losses in recent years as well as the impact of one-time events in assessing our pre-tax earnings. Assumptions regarding future taxable income required significant judgment. Our assumptions are consistent with estimates and plans used to manage our business, which include restructuring and other initiatives. In the event actual results differ from these estimates, or we adjust these estimates in future periods for current trends or changes in our estimating assumptions, we may modify the level of valuation allowance which could materially impact our business, financial condition, and results of operations.

As of December 31, 2025 and 2024, we had $29.7 million and $0.2 million of valuation allowances on our deferred tax assets, respectively. As of December 31, 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. On the basis of this evaluation, additional nonrecurring and recurring valuation allowances of $29.5 million were recorded in the fourth quarter of 2025 as income tax expense to reduce the portion of the deferred tax assets that are not more likely than not to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its removal. The December 31, 2025 valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized. The December 31, 2024 valuation allowance applied to the uncertainty of the realization of certain state net operating losses. See Note 13 - Income Taxes to our consolidated financial statements.

We are subject to income taxes in the U.S. and certain foreign jurisdictions. Significant judgment is required in determining our consolidated provision for income taxes and recording the related deferred tax assets and liabilities. In the ordinary course of our business there are many transactions and calculations where the ultimate tax determination is uncertain. An unrecognized tax benefit represents the difference between the recognition of benefits related to exposure items for income tax reporting purposes and financial reporting purposes. For the years ended December 31, 2025 and 2024, the unrecognized tax benefit is included in uncertain tax positions - non-current in the consolidated balance sheets. As of December 31, 2025, total unrecognized tax benefits recorded was $10.4 million. We reserve for interest and penalties on exposure items, if applicable, which is recorded as a component of the overall income tax provision.

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

Effective January 1, 2024, many jurisdictions implemented the Pillar Two rules issued by the Organization for Economic Co-operation and Development. In general, large multinational entity groups with consolidated revenue in excess of 750 EUR in at least two of the preceding four years could be subject to the new rules in jurisdictions with an effective tax rate below fifteen percent. We currently operate in only one country that adopted the Pillar Two rules, but should meet the safe harbor rules. We do not expect the adoption of the Pillar Two rules by any jurisdiction in which we currently operate to have a material impact on our financial statements.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (the Act) into legislation, which among other changes, restored the full expensing of domestic research and experimental expenditures (R&E) in the year incurred. Further, the Act provides taxpayers the option to immediately deduct unamortized domestic R&E expenditures incurred in taxable years 2022 through 2024 over a one- or two-year period. We are not aware of any provision in the Act that would have a material adverse impact on our financial performance, the Balance Sheet, Income Statement and the Statement of Cash Flows.

Tax years 2012 through 2025 remain open to examination by certain taxing jurisdictions.

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

A 1% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the years ended December 31, 2025 and 2024, respectively. See Note 8 - Debt to our consolidated financial statements.

Foreign Currency Risk

We have minor exposure to the impact of foreign currency fluctuations. Approximately 5% of selling, general and administrative expenses are related to certain software development and information technology support, as well as certain finance and shared support services, provided by our employees in Pune, India. Changes in foreign currency exchange rates impact translations of foreign denominated assets and liabilities into U.S. dollars and future earnings and cash flows from transactions denominated in different currencies. We have not entered into any foreign currency hedges.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) during 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in the Internal Control-Integrated Framework (2013 framework).

Based on its evaluation, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on the specific criteria.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Item 9B.  Other Information.

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 29, 2026 (January 29th Form 8-K), the Company’s 2026 Annual Meeting of Stockholders (Annual Meeting) will be held on May 11, 2026. As the date of the 2026 Annual Meeting is being advanced by more than 30 days of the anniversary of the Company’s 2025 Annual Meeting of Stockholders, the Company provided notice of the revised deadlines for qualified stockholder proposals and stockholder nominations by means of its January 29th Form 8-K.

Trading Plans

During the three months ended December 31, 2025, none of the Company's Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation SK).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information with respect to directors, executive officers and corporate governance is included in our Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (Proxy Statement) to be filed pursuant to Regulation 14A with the SEC not later than 120 days after the close of the fiscal year covered by this Annual Report on Form 10-K and such information is incorporated herein by reference.

The Company has adopted the Securities Compliance Policy that applies to all employees, including officers, and non-employee directors of the Company and its subsidiaries, as well as the Company itself. The Company believes that the Securities Compliance Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations with respect to the purchase, sale, and/or other dispositions of the Company's securities, as well as the applicable rules and regulations of Nasdaq. A copy of our Securities Compliance Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

To our knowledge, based solely on our review of the Section 16(a) forms filed electronically with the SEC during the fiscal year ended December 31, 2025 (Fiscal 2025), and written representations that no other forms were required, with the exception of one late Form 3 filing, reporting one transaction for January 19, 2026, all reporting persons timely complied with the filing requirements of Section 16(a) of the Exchange Act.

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

With respect to equity compensation plans as of December 31, 2025, see table below:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (1)
Equity compensation plans approved by security holders	—	$—	2,477,661
Equity compensation plans not approved by security holders	None	N/A	N/A
Total	—	$—	2,477,661

(1) For Performance Stock Awards issued under the 2020 and 2024 Omnibus Incentive Plans, we consider the expected number of shares that may be issued under the award to be outstanding. When the number of Performance Stock Awards have been determined, we true up the actual number of shares that were awarded and return any unawarded shares into shares available for issuance. Performance Stock Awards were issued under the 2020 Omnibus Incentive Plan beginning March 31, 2021. Performance Stock Awards have been issued under the 2024 Omnibus Incentive Plan beginning December 18, 2025. See Note 14 - Stockholders’ Equity to our consolidated financial statements.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2025 and 2024

Consolidated Statements of Operations and Comprehensive (Loss) Income for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2025, 2024, and 2023

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024, and 2023

Notes to Consolidated Financial Statements

(2)	Financial Statements Schedule

Schedule II – Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024, and 2023

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

3.3	Amended and Restated By-laws of the Registrant (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 2024 and incorporated by reference herein.)
4.1	Form of specimen common stock certificate (Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, Commission File No. 333-64914, and incorporated by reference herein.)
*4.2 #	2024 Omnibus Incentive Plan - Restricted Stock Agreement Form
*4.3 #	2024 Omnibus Incentive Plan - Performance Stock Agreement Form
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

10.3 #	Amended and Restated Executive Severance Plan of Cross Country Healthcare, Inc. (Previously filed as an exhibit to the Company’s Form 8-K dated May 28, 2010 and incorporated by reference herein.)
10.4
Fourth Amendment to Lease Agreement by and between Granite Meridian LLC and Cross Country Healthcare, Inc., dated September 29, 2015 (Previously filed as an exhibit to the Company’s Form 8-K dated October 2, 2015 and incorporated by reference herein.)

10.5
Asset Purchase Agreement between Mediscan, Inc. and Direct Ed Solutions, Inc. and Mihal Spiegel, dated August 19, 2014 (Previously filed as an exhibit to the Company's Form 8-K dated November 3, 2015 and incorporated by reference herein.)

10.6 #
Cross Country Healthcare, Inc. Executive Nonqualified Excess Plan Adoption Agreement (Previously filed as an exhibit to the Company's Form 10-K dated December 31, 2017 and incorporated by reference herein.)

10.7 #
Amendment and Restatement to Employment Agreement, dated January 31, 2019, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 8-K dated January 31, 2019 and incorporated by reference herein)

10.8
ABL Credit Agreement, dated October 25, 2019, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers, certain of its domestic subsidiaries as guarantors, the Lenders referenced therein, and Wells Fargo Bank, as agent (Previously filed as an exhibit to the Company's Form 8-K dated October 28, 2019 and incorporated by reference herein.)

10.9
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

10.10 #
Form of Non-Employee Directors' Restricted Stock Agreement under Cross Country Healthcare, Inc. 2020 Stock Incentive Plan (Previously filed as an exhibit to the Company's Form 10-Q for the quarter ended June 30, 2020 and incorporated by reference herein.)

10.11 #	Offer Letter by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)

EXHIBIT INDEX (CONTINUED)

No.	Description
10.12 #
Employment Agreement by and between Cross Country Healthcare, Inc. and John Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 25, 2021 and incorporated by reference herein.)

10.13 #
Revised Offer Letter by and between Cross Country Healthcare, Inc. and Susan E. Ball, dated as of February 22, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.14 #
Amendment and Restatement to Employment Agreement, dated February 22, 2021, by and between Cross Country Healthcare, Inc. and William J. Burns (Previously filed as an exhibit to the Company's Form 10-K filed February 25, 2021 and incorporated by reference herein.)

10.15
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

10.16#	Offer Letter by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)
10.17 #	Employment Agreement by and between Cross Country Healthcare, Inc. and Phillip Noe (Previously filed as an exhibit to the Company's Form 8-K dated May 10, 2021 and incorporated by reference herein.)
10.18
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

10.19
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

10.20 #
Employment Agreement, dated as of January 14, 2022, by and between Cross Country Healthcare, Inc. and John A. Martins (Previously filed as an exhibit to the Company's Form 8-K dated January 19, 2022 and incorporated by reference herein.)

10.21
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

10.22
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

10.23
Amendment No. 7 to ABL Credit Agreement, dated as of July 29, 2024, by and among Cross Country Healthcare, Inc. and certain of its domestic subsidiaries as borrowers or guarantors, and Wells Fargo Bank, N.A., as administrative agent, collateral agent, and lender (Previously filed as an exhibit to the Company's Form 8-K dated July 29, 2024 and incorporated by reference herein.)

10.24 #	Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan (Previously filed as an exhibit to the Company’s Form S-8 dated May 22, 2024 and incorporated by reference herein.)
10.25 #
Employment Agreement, dated January 2, 2026, by and between Cross Country Healthcare, Inc. and Kevin C. Clark (Previously filed as an exhibit to the Company's Amendment No. 1 to Form 8-K dated January 2, 2026 and incorporated by reference herein.)

*10.26 #	Form of Non-Employee Directors' Restricted Stock Agreement under Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan
14.1	Code of Ethics, revised November 15, 2021 (Previously filed as an exhibit to the Company's Form 10-K filed February 28, 2022 and incorporated by reference herein.)
*19.1	Insider Trading Policy
*21.1	List of subsidiaries of the Registrant
*23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

EXHIBIT INDEX (CONTINUED)
No.	Description
*31.1
Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Kevin C. Clark, Chairman, Chief Executive Officer, President (Principal Executive Officer)

*31.2
Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by William J. Burns, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

**32.1
Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Kevin C. Clark, Chairman, Chief Executive Officer, President (Principal Executive Officer)

**32.2
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
Name: Kevin C. Clark
Title: Chairman, Chief Executive Officer, and President
Principal Executive Officer
Date: March 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated and on the dates indicated:

Signature	Title	Date

/s/ Kevin C. Clark	Chairman, Chief Executive Officer, and President	March 9, 2026
Kevin C. Clark	(Principal Executive Officer)

/s/ William J. Burns	Executive Vice President & Chief Financial Officer	March 9, 2026
William J. Burns	(Principal Financial Officer)

/s/ James V. Redd III	Chief Accounting Officer	March 9, 2026
James V. Redd III	(Principal Accounting Officer)

/s/ Dwayne Allen	Director	March 9, 2026
Dwayne Allen

/s/ Venkat Bhamidipati	Director	March 9, 2026
Venkat Bhamidipati

/s/ W. Larry Cash	Director	March 9, 2026
W. Larry Cash

/s/ Gale Fitzgerald	Director	March 9, 2026
Gale Fitzgerald

/s/ Janice E. Nevin, M.D., MPH	Director	March 9, 2026
Janice E. Nevin, M.D., MPH

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Cross Country Healthcare, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cross Country Healthcare, Inc and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
Goodwill — Nurse And Allied Staffing and Physician Staffing Reporting Units — Refer to Notes 2 and 5 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units with the assistance of a third-party fair value specialist using the discounted cash flow model and the market approach. The determination of the fair value using the discount cash flow model requires management to make significant estimates and assumptions related to forecasts of future revenues, profit margins, expenses and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The goodwill balance was $63.8 million as of December 31, 2025, of which $47.9 million and $15.9 million was allocated to the Nurse And Allied Staffing and Physician Staffing reporting units, respectively. The carrying values of the Nurse And Allied Staffing and Physician Staffing reporting units exceeded their fair values as of the measurement date and, therefore, an impairment of $64.2 million and $7.0 million was recognized, respectively. Nurse And Allied Staffing and Physician Staffing reporting units’ revenues, expenses, profit margins, and EBITDA multiples are significant inputs in the fair value calculations and require management judgment and estimates of future operating results and market demand for the respective services.

Given the significant estimates and assumptions management makes to estimate the fair value of the Nurse And Allied Staffing and Physician Staffing reporting units and the sensitivity of the Nurse And Allied Staffing and Physician Staffing reporting units’ operations to changes in market demand, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to forecasts of future revenues, expenses, profit margins, EBITDA multiples, and the selection of the discount rates for the Nurse And Allied Staffing and Physician Staffing reporting units required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues, expenses, profit margins, and EBITDA multiples (“forecasts”), and the selection of discount rates for the Nurse And Allied Staffing and Physician Staffing reporting units included the following, among others:

•We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over the determination of the fair value of the Nurse And Allied Staffing and Physician Staffing reporting units, such as controls related to management’s forecasts and selection of the discount rates.
•We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management, and (3) forecasted information included in analyst and industry reports of the Company and companies in its peer group.
•We evaluated the impact of changes in management’s forecasts from the October 1, 2025, annual measurement date to December 31, 2025.
•We considered the impact of industry trends on management’s forecasts.
•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.
•With the assistance of our fair value specialists, we evaluated the EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

/s/ Deloitte & Touche LLP

Boca Raton, Florida
March 9, 2026
We have served as the Company's auditor since 2015.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except for share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$108,738	$81,633
Accounts receivable, net of allowances of $9,112 in 2025 and $9,301 in 2024	167,512	223,238
Income taxes receivable	3,594	10,389
Prepaid expenses	7,561	7,848
Insurance recovery receivable	4,851	9,255
Other current assets	1,333	2,637
Total current assets	293,589	335,000
Property and equipment, net	27,775	28,850
Operating lease right-of-use assets	2,206	2,468
Goodwill	63,803	135,060
Other intangible assets, net	27,635	42,186
Deferred tax assets	—	8,104
Insurance recovery receivable	14,859	20,928
Cloud computing	14,028	10,846
Deferred compensation asset	2,938	2,889
Other assets	2,118	2,920
Total assets	$448,951	$589,251

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$46,034	$64,946
Accrued compensation and benefits	28,378	47,646
Operating lease liabilities	1,163	2,089
Earnout liability	—	4,411
Other current liabilities	2,181	1,310
Total current liabilities	77,756	120,402
Operating lease liabilities	1,155	1,782
Deferred tax liabilities	2,522	566
Accrued claims	30,028	34,425
Uncertain tax positions	10,427	10,117
Deferred compensation liability	2,590	2,926
Other liabilities	1,651	74
Total liabilities	126,129	170,292

Commitments and contingencies

Stockholders' equity:
Common stock—$0.0001 par value; 100,000,000 shares authorized; 31,721,280 and 32,277,395 shares issued and outstanding at December 31, 2025 and 2024, respectively	3	3
Additional paid-in capital	201,172	202,338
Accumulated other comprehensive loss	(1,560)	(1,441)
Retained earnings	123,207	218,059
Total stockholders' equity	322,822	418,959
Total liabilities and stockholders' equity	$448,951	$589,251

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(amounts in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue from services	$1,054,293	$1,344,004	$2,019,728
Operating expenses:
Direct operating expenses	840,722	1,069,752	1,569,318
Selling, general and administrative expenses	200,680	233,377	300,332
Credit loss (credit) expense	(441)	21,432	14,562
Depreciation and amortization	16,794	18,200	18,347
Acquisition and integration-related (income) costs	(3,394)	4,219	59
Restructuring costs	3,746	4,333	2,553
Legal and other losses	2,749	6,668	1,125
Impairment charges	77,851	2,888	719
Total operating expenses	1,138,707	1,360,869	1,907,015
(Loss) income from operations	(84,414)	(16,865)	112,713
Other expenses (income):
Interest expense	2,216	2,188	8,094
Loss on early extinguishment of debt	—	—	1,723
Interest income	(3,129)	(2,050)	(83)
Other expense (income), net	9	(605)	85
(Loss) income before income taxes	(83,510)	(16,398)	102,894
Income tax expense (benefit)	11,342	(1,842)	30,263
Net (loss) income attributable to common shareholders	$(94,852)	$(14,556)	$72,631

Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income, net of tax	(119)	(56)	2
Comprehensive (loss) income	$(94,971)	$(14,612)	$72,633

Net (loss) income per share attributable to common stockholders - Basic	$(2.93)	$(0.44)	$2.07

Net (loss) income per share attributable to common stockholders - Diluted	$(2.93)	$(0.44)	$2.05

Weighted average common shares outstanding:
Basic	32,409	33,379	35,158
Diluted	32,409	33,379	35,476

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	(Accumulated Deficit) Retained Earnings	Stockholders’ Equity
	Shares	Dollars

Balances at December 31, 2022	36,303	$4	$292,876	$(1,387)	$159,984	$451,477
Vesting of restricted stock	426	—	(4,905)	—	—	(4,905)
Equity compensation	—	—	6,579	—	—	6,579
Stock repurchase and retirement	(2,344)	—	(57,654)	—	—	(57,654)
Stock repurchase excise tax	—	—	(479)	—	—	(479)
Foreign currency translation adjustment, net of taxes	—	—	—	2	—	2
Net income	—	—	—	—	72,631	72,631
Balances at December 31, 2023	34,385	4	236,417	(1,385)	232,615	467,651
Vesting of restricted stock	294	—	(2,960)	—	—	(2,960)
Equity compensation	—	—	6,025	—	—	6,025
Stock repurchase and retirement	(2,402)	(1)	(36,830)	—	—	(36,831)
Stock repurchase excise tax	—	—	(314)	—	—	(314)
Foreign currency translation adjustment, net of taxes	—	—	—	(56)	—	(56)
Net loss	—	—	—	—	(14,556)	(14,556)
Balances at December 31, 2024	32,277	3	202,338	(1,441)	218,059	418,959
Vesting of restricted stock	247	—	(1,762)	—	—	(1,762)
Equity-related severance and compensation	—	—	7,144	—	—	7,144
Stock repurchase and retirement	(803)	—	(6,519)	—	—	(6,519)
Stock repurchase excise tax	—	—	(29)	—	—	(29)
Foreign currency translation adjustment, net of taxes	—	—	—	(119)	—	(119)
Net loss	—	—	—	—	(94,852)	(94,852)
Balances at December 31, 2025	31,721	$3	$201,172	$(1,560)	$123,207	$322,822

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Consolidated net (loss) income	$(94,852)	$(14,556)	$72,631
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,794	18,200	18,347
Provision for allowances	(999)	20,787	17,355
Deferred income tax expense (benefit)	10,068	(1,944)	1,304
Non-cash lease expense	1,025	992	1,111
Impairment charges	77,851	2,888	719
Loss on early extinguishment of debt	—	—	1,723
Equity-related severance and compensation	7,144	6,025	6,579
Other non-cash costs	755	99	1,252
Changes in operating assets and liabilities:
Accounts receivable	56,726	128,327	251,427
Prepaid expenses and other assets	(2,334)	(4,990)	268
Income taxes	7,176	(2,278)	6,955
Accounts payable and accrued expenses	(34,570)	(29,753)	(126,611)
Operating lease liabilities	(2,189)	(2,791)	(4,371)
Other	5,656	(890)	(191)
Net cash provided by operating activities	48,251	120,116	248,498

Cash flows from investing activities
Acquisition-related settlements	—	—	199
Purchases of property and equipment	(8,161)	(8,714)	(13,974)
Net cash used in investing activities	(8,161)	(8,714)	(13,775)

Cash flows from financing activities
Principal payments on term loan	—	—	(73,875)
Borrowings under Senior Secured Asset-Based revolving credit facility	1,449	18,024	720,991
Repayments on Senior Secured Asset-Based revolving credit facility	(1,449)	(18,024)	(797,791)
Cash paid for shares withheld for taxes	(1,762)	(2,960)	(4,904)
Payment of contingent consideration	(4,411)	(6,579)	(7,500)
Stock repurchase and retirement	(6,833)	(37,310)	(57,654)
Other	—	—	(508)
Net cash used in financing activities	(13,006)	(46,849)	(221,241)

Effect of exchange rate changes on cash	21	(14)	8

Change in cash and cash equivalents	27,105	64,539	13,490
Cash and cash equivalents at beginning of year	81,633	17,094	3,604
Cash and cash equivalents at end of year	$108,738	$81,633	$17,094

Supplemental disclosure of cash flow information:
Interest paid	$1,397	$1,373	$7,534
Income taxes (received) paid	$(5,687)	$2,427	$21,986

See accompanying notes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Certain prior year amounts have been reclassified to conform to the current year presentation. See the consolidated balance sheets and Note 7 - Balance Sheet Details and Note 13 - Income Taxes.

Aya Healthcare

As previously disclosed, on December 3, 2024, the Company entered into an Agreement and Plan of Merger (Aya Merger Agreement) with Aya Holdings II Inc. (Parent), Spark Merger Sub One Inc., a wholly owned subsidiary of Parent, and, solely for the limited purposes set forth therein, Aya Healthcare, Inc., providing for, subject to the satisfaction or waiver of certain conditions, the acquisition of the Company by Parent (the Aya Merger).

After market close on December 3, 2025, the Company received a notice of termination of the Aya Merger Agreement from Parent, effective December 4, 2025, as a result of the Aya Merger not being consummated prior to the end date under the Aya Merger Agreement. In accordance with the terms of the Aya Merger Agreement, Parent paid a termination fee of $20.0 million in cash to the Company. See Note 2 - Summary of Significant Accounting Policies.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) revenue recognition; (iv) accruals for health, workers’ compensation, and professional liability claims; (v) valuation of deferred tax assets; (vi) legal contingencies, and (vii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates could materially and adversely impact the Company’s consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)
Cash and Cash Equivalents

The Company considers all investments with original maturities of three months or less to be cash and cash equivalents. Interest income on cash and cash equivalents was $3.1 million for the year ended December 31, 2025, $2.0 million for the year ended December 31, 2024, and immaterial for the year ended December 31, 2023, and is included in interest income in the consolidated statements of operations and comprehensive (loss) income.

Accounts Receivable, Allowances, and Concentration of Credit Risk

Accounts receivable potentially subjects the Company to concentrations of credit risk. The Company generally does not require collateral and mitigates its credit risk by performing credit evaluations and monitoring at-risk accounts. The allowance for credit losses is established for losses expected to be incurred on accounts receivable balances. Accounts receivable are written off against the allowance for credit losses when the Company determines amounts are no longer collectible. Judgment is required in the estimation of the allowance and the Company evaluates the collectability of its accounts receivable based on a combination of factors. The Company bases its allowance for credit loss estimates on its historical write-off experience, current conditions, an analysis of the aging of outstanding receivable and customer payment patterns, and specific reserves for customers in adverse condition adjusted for current expectations for the customers or industry. Based on the information currently available, the Company also considered expectations of future economic conditions when estimating its allowance for credit losses.

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2025	2024
Allowance for Credit Losses	(amounts in thousands)
Balance at January 1	$8,841	$19,640
Credit Loss Expense	35	1,290
Write-Offs, net of Recoveries	473	(1,555)
Balance at March 31	9,349	19,375
Credit Loss Expense	30	18,858
Write-Offs, net of Recoveries	(289)	(3,201)
Balance at June 30	9,090	35,032
Credit Loss (Credit) Expense	(861)	1,512
Write-Offs, net of Recoveries	532	(1,942)
Balance at September 30	8,761	34,602
Credit Loss Expense (Credit)	355	(228)
Write-Offs, net of Recoveries (a)	(328)	(25,533)
Balance at December 31	$8,788	$8,841
________________
(a) The 2024 write-off in the fourth quarter consists primarily of the receivables and credit loss allowances associated with the single managed service programs (MSP) customer that filed for bankruptcy, as discussed below.

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments that may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance as of December 31, 2025 and December 31, 2024 was $0.3 million and $0.5 million, respectively.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice and are considered past due based on the particular negotiated contract terms. The majority of the Company’s customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company's revenue for the years ended December 31, 2025, 2024, and 2023, or the Company's accounts receivable balance as of December 31, 2025 and 2024. In 2023 there was an increase in credit loss expense primarily driven by a deterioration in the accounts receivable aging stemming from a single MSP customer. On May 6, 2024, the MSP customer filed a voluntary petition

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)
for relief under Chapter 11 of the United States Bankruptcy Code. As a result, the Company recorded an associated credit loss expense of $19.4 million during the quarter ended June 30, 2024.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is determined on a straight-line basis over the estimated useful lives of the assets, which generally range from three to ten years. Leasehold improvements are depreciated over the shorter of ten years or the term of the individual lease. On an annual basis, the Company reviews its property and equipment listings and disposes of assets that are no longer in use.

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

Cloud Computing Arrangements

Implementation costs associated with cloud computing arrangements are capitalized when incurred during the application development phase. In connection with the licensing of software products, the Company has entered into arrangements in which it does not take possession of the software; rather, the software application resides on the vendor's or a third-party's hardware, and the Company accesses and uses the software on an as-needed basis over the Internet or via a dedicated line. Therefore, the cloud computing arrangement does not give rise to an intangible asset. Costs are capitalized in accordance with the Company’s policies for other capitalizable service costs. Amortization is calculated over the contractual term of the cloud computing arrangement and is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income. As of December 31, 2025 and 2024, the Company had a current asset of $0.8 million, included in prepaid expenses and a non-current asset of $14.0 million and $10.8 million, respectively, included in cloud computing in the consolidated balance sheets that have been capitalized in conjunction with implementations. Amortization of the cloud computing assets was $0.8 million, $0.7 million, and $0.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)
Business Combinations
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

Acquisition Costs - Aya Merger

As disclosed in Note 1 - Organization and Basis of Presentation, the Aya Merger Agreement was terminated on December 3, 2025. In accordance with the terms of the Aya Merger Agreement, Parent paid a termination fee of $20.0 million in cash to the Company, which is netted against associated fees paid by the Company, and included in acquisition and integration-related costs in the consolidated statement of operations and comprehensive (loss) income.

During the years ended December 31, 2025 and 2024, the Company incurred $16.6 million and $4.2 million, respectively, in gross fees associated with the Aya Merger, which is included in acquisition and integration-related costs in the consolidated statement of operations and comprehensive (loss) income.

The Company recorded the Aya Merger termination fee of $20.0 million within operating cash flows for the year ended December 31, 2025. The fee was partially offset by operating cash outflows for acquisition-related costs. The net cash operating inflows associated with the Aya Merger were $5.8 million for the year ended December 31, 2025. The Company also recorded cash operating outflows of $4.2 million for the year ended December 31, 2024.

Goodwill, Trade Names, and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. Other identifiable intangible assets with definite lives are being amortized using the straight-line method over their estimated useful lives which have ranged from 7 to 16 years. Goodwill and certain intangible assets with indefinite lives are not amortized. Instead, these assets are reviewed for impairment annually at the beginning of the fourth quarter, and whenever circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)

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

Under circumstances such as in the Company’s insured professional liability and workers' compensation policies, since a right of legal offset does not exist due to the fact that there are three parties to an incurred claim, the insured, the insurer, and the claimant, the related liability to the claimant should be classified separately on a gross basis with a separate related receivable from the insurer recognized as being due from insurance carriers. Accordingly, the Company’s consolidated balance sheets as of December 31, 2025 and 2024 reflect the related short-term liabilities in accrued compensation and benefits and the related long-term liabilities as accrued claims, and the short-term and long-term receivable portion as insurance recovery receivable - current and insurance recovery receivable - non-current, respectively. See Note 7 - Balance Sheet Details. The ultimate cost of workers’ compensation, professional liability, and health insurance claims will depend on actual amounts incurred to settle those claims and may differ from the amounts reserved by the Company for those claims.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)
Workers’ compensation benefits are provided under a partially self-insured plan. The Company has letters of credit to guarantee payments of claims. At December 31, 2025 and 2024, the Company had outstanding approximately $18.2 million and $14.7 million, respectively, of standby letters of credit as collateral to secure the self-insured portion of this plan.

Currently, the Company has claims-made primary professional liability policies that provide the Company and each working professional in its nurse and allied healthcare business with coverage. The Company has a claims-made professional liability policy for its physicians and advanced practitioners. At December 31, 2025 and 2024, the Company had outstanding $0.1 million and $0.3 million, respectively, of standby letters of credit as collateral to secure reimbursement of expenses under the existing plan.

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
Temporary Staffing Revenue
Revenue from temporary staffing is recognized as control of the services is transferred over time and is based on hours worked by the Company’s field staff. The Company recognizes the majority of its revenue at the contractual amount the Company has the right to invoice for services completed to date. Generally, billing to customers occurs weekly, bi-weekly, or monthly and is aligned with the payment of services to the temporary staff. Accounts receivable includes estimated revenue for employees’ and independent contractors’ time worked but not yet invoiced. At December 31, 2025 and 2024 the Company's estimate of amounts that had been worked but had not been billed totaled $48.3 million and $60.4 million, respectively, and are included in accounts receivable in the consolidated balance sheets.
Other Services Revenue
The Company offers other optional services to its customers that are transferred over time including: managed service programs (MSP) providing agency services (as further described below in Gross Versus Net Policies), recruitment process outsourcing (RPO), other outsourcing services, and retained search services, as well as separately billable travel and housing costs, which in total amount to less than 5% of its consolidated revenue for the years ended December 31, 2025, 2024, and 2023. Generally, billing and payment terms for MSP agency services are consistent with temporary staffing as the customers are similar or the same. Revenue from these services is recognized based on the contractual amount for services completed to date which best depicts the transfer of control of services. The Company does not, in the ordinary course of business, offer warranties or refunds.

Gross Versus Net Policies
The Company records revenue on a gross basis as a principal or on a net basis as an agent depending on the contracted arrangement, as follows:

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Contract Costs

All contract fulfillment costs are expensed as incurred to direct operating expenses. There were no contract assets or material contract liabilities as of December 31, 2025 and 2024.

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

Share-Based Compensation

For the years ended December 31, 2025, 2024, and 2023, the Company granted performance-based stock awards and restricted stock for a fixed number of common shares to employees. The Company values its restricted stock awards and the fair value of its performance-based stock awards by reference to its stock price on the date of grant. The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period of the entire award.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)
probability of attaining the prescribed performance and over the requisite service period beginning at its grant date and through the date the restricted stock vests.

Compensation expense related to share-based payments is included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income, and totaled $7.1 million, $6.0 million, and $6.6 million during the years ended December 31, 2025, 2024, and 2023, respectively. See Note 14 - Stockholders’ Equity.

Advertising

The Company’s advertising expense consists of programmatic advertising, display, search, internet, social media, video, and promotional aids and materials. Advertising costs are expensed as incurred and totaled $7.5 million, $8.5 million, and $11.5 million for the years ended December 31, 2025, 2024, and 2023, respectively, and are included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

Restructuring Costs

The Company considers restructuring activities to be programs whereby it fundamentally changes its operations, such as closing and consolidating facilities, reducing headcount, and realigning operations in response to changing market conditions, and are primarily included in accounts payable and accrued expenses on the consolidated balance sheets. Restructuring costs on the consolidated statements of operations and comprehensive (loss) income primarily include employee termination costs and lease-related exit costs.

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Year Ended December 31,
	2025		2024		2023
	(amounts in thousands)
	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs	Employee Termination Costs	Lease-Related Exit Costs
Balance at beginning of period	$100	$788	$895	$1,184	$799	$2,196
Charged to restructuring(a)	3,069	(77)	2,519	525	2,491	62
Payments and adjustments	(1,948)	(709)	(3,314)	(921)	(2,395)	(1,074)
Balance at end of period	$1,221	$2	$100	$788	$895	$1,184
________________

(a) Aside from what is presented in the table above, restructuring costs in the consolidated statements of operations for the years ended December 31, 2025 and 2024 include $0.8 million and $1.3 million, respectively, of ongoing lease costs and other direct charges.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)
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

Comprehensive (Loss) Income

Total comprehensive (loss) income includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying consolidated statements of operations and comprehensive (loss) income. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying consolidated balance sheets and was an unrealized loss of $1.7 million and $1.5 million at December 31, 2025 and 2024, respectively.

The income tax impact related to components of other comprehensive (loss) income for the years ended December 31, 2025, 2024, and 2023 is included in unrealized foreign currency translation (loss) income, net of tax in the consolidated statements of operations and comprehensive (loss) income.

Fair Value Measurements

Financial Accounting Standards Board (FASB) guidance defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and expands disclosures about fair value measurements. The Company’s financial assets and liabilities required to be measured at fair value on a recurring basis were its: (i) deferred compensation asset and (ii) deferred compensation liability as of December 31, 2025. See Note 10 - Fair Value Measurements.

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

Recently Adopted Accounting Pronouncements

On December 14, 2023, the FASB issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that public business entities, on an annual basis, (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate). The amendments also require that all entities disclose, on an annual basis, disaggregated information regarding income taxes paid and income tax expense. The Company adopted this standard for its annual report for the fiscal year ended December 31, 2025, and applied the guidance retrospectively to all prior periods presented in the financial statements. This standard only expanded the Company’s disclosures with no impact to results of operations, cash flows, and financial condition. See Note 13 - Income Taxes.

On November 27, 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and requires certain disclosures related to the chief operating decision maker. The Company adopted this standard for its fiscal year ended December 31, 2024 and its interim periods beginning in the first quarter of 2025, and applied the guidance retrospectively to all prior periods presented in the financial statements. This standard only expanded the Company's disclosures with no impact to results of operations, cash flows, and financial condition. See Note 17 - Segment Data.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

On December 8, 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments are intended to improve the navigability of the interim reporting guidance in ASC 270 and clarify when it applies. The guidance addresses the form and content of financial statements, adds lists of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to adopt this standard for its first quarter ending March 31, 2028. The Company expects this ASU to expand its disclosures with no impact to results of operations, cash flows, and financial condition.

On September 18, 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This guidance is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: (1) a prospective transition approach; (2) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption; or (3) a retrospective transition approach. The Company is currently in the process of evaluating the potential impact the adoption of this standard may have and expects to adopt this standard in its first quarter of 2028.

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

	Year Ended December 31, 2025
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$841,784	$182,762	$1,024,546
Other Services	21,000	8,747	29,747
Total	$862,784	$191,509	$1,054,293

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

3. Revenue Recognition (continued)

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
DECEMBER 31, 2025

4. Acquisitions (continued)

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

Acquisition-related costs

Other than the fees associated with the terminated Aya Merger as discussed in Note 1 - Organization and Basis of Presentation, the Company did not record any acquisition-related costs associated with the Company’s acquisitions for the year ended December 31, 2025, and recorded an immaterial amount of acquisition-related costs associated with the Company's acquisitions for the years ended December 31, 2024 and 2023.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

5. Goodwill, Trade Names, and Other Intangible Assets

The Company had the following acquired intangible assets:

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$27,730	$17,333	$10,397	$36,530	$21,945	$14,585
Customer relationships	47,338	30,100	17,238	52,538	30,837	21,701
Other intangible assets, net	$75,068	$47,433	$27,635	$89,068	$52,782	$36,286
Intangible assets not subject to amortization:
Trade names, indefinite-lived			$—			$5,900

During 2025, fully amortized intangible assets of $8.8 million related to databases and $5.2 million related to customer relationships, along with the related accumulated amortization, were removed from the table above.

As of December 31, 2025, estimated annual amortization expense was as follows:

Years Ending December 31:	(amounts in thousands)
2026	$7,481
2027	6,191
2028	4,791
2029	4,107
2030	1,701
Thereafter	3,364
$27,635

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

5. Goodwill, Trade Names, and Other Intangible Assets (continued)
The changes in the carrying amount of goodwill by reportable segment are as follows:

	Nurse And Allied Staffing	Physician Staffing	Total
	(amounts in thousands)
Balances as of December 31, 2024
Aggregate goodwill acquired	$382,381	$63,521	$445,902
Accumulated impairment loss	(270,244)	(40,598)	(310,842)
Goodwill, net of impairment loss	112,137	22,923	135,060

Changes to aggregate goodwill in 2025
Impairment charges (a)	(64,214)	(7,043)	(71,257)

Balances as of December 31, 2025
Aggregate goodwill acquired	382,381	63,521	445,902
Accumulated impairment loss	(334,458)	(47,641)	(382,099)
Goodwill, net of impairment loss	$47,923	$15,880	$63,803
________________

(a) Represents the write-off of the relative fair value of the goodwill across all reporting units.

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

The Company performed its annual quantitative impairment test of goodwill and its indefinite-lived trade name as of October 1, 2025, and determined that the fair value of each reporting unit was below its carrying amount, resulting in goodwill impairment for all goodwill‑carrying reporting units.

For this test, the Company compared the estimated fair value of each reporting unit to its carrying value. Triggered by the fourth quarter decline in the Company’s equity market capitalization following the termination of the Aya Merger Agreement, the Company recorded non‑cash goodwill impairment charges of approximately $64.2 million and $7.1 million related to its Nurse and Allied and Physician Staffing segments, respectively. Following these charges, the remaining goodwill balances for each reporting unit reflect management’s best estimate of fair value based on current market conditions and expectations for future performance.

The Company also assessed the Medical Staffing Network (MSN) trade name, an indefinite‑lived intangible asset, and determined that its carrying amount exceeded its estimated fair value. As a result, the Company recorded a non‑cash impairment charge of $4.3 million. As part of its go-to-market strategy, in the fourth quarter of 2025, the Company decided to rebrand MSN to Cross Country Local, which resulted in a $1.6 million write-off of the remaining MSN's trade name. These are presented as impairment charges in the consolidated statements of operations and comprehensive (loss) income.

At the end of December 2024, the Company discontinued use of the Selected software and the associated business. Selected was an asset acquisition completed in December of 2021. As a result, at the end of the fourth quarter of 2024, the Company wrote off the associated goodwill of $0.4 million.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

5. Goodwill, Trade Names, and Other Intangible Assets (continued)

Although management believes that the Company’s current estimates and assumptions utilized in its quantitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of December 31, 2025 will prove to be accurate predictions of future performance.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the year ended December 31, 2025, the Company wrote off two abandoned construction in progress projects, and recorded impairment charges of $0.7 million. During the year ended December 31, 2024, the Company wrote off the database and software intangible assets associated with Selected, and recorded impairment charges of $1.8 million.

6. Property and Equipment

The Company’s property and equipment consists of the following:

		December 31,
	Useful Lives	2025	2024
		(amounts in thousands)
Computer equipment	3-5 years	$2,923	$3,008
Computer software	3-10 years	42,324	42,714
Office equipment	5-7 years	26	282
Furniture and fixtures	5-7 years	598	632
Construction in progress	(a)	7,869	1,131
Leasehold improvements	(b)	55	368
		53,795	48,135
Less accumulated depreciation and amortization		(26,020)	(19,285)
		$27,775	$28,850
_______________

(a) Primarily related to software development.
(b) See Note 2 – Summary of Significant Accounting Policies.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

7. Balance Sheet Details

	December 31,
	2025	2024
	(amounts in thousands)
Insurance recovery receivable - current:
Health	$750	$1,178
Workers’ compensation	2,270	2,798
Professional liability	1,831	5,279
	$4,851	$9,255
Insurance recovery receivable - non-current:
Workers’ compensation	$8,598	$8,161
Professional liability	6,261	12,767
	$14,859	$20,928
Other assets:
Security deposits	$1,006	$1,063
Net debt issuance costs	993	1,807
Post employment benefit	119	50
	$2,118	$2,920
Accounts payable and accrued expenses:
Trade accounts payable	$2,044	$5,744
Subcontractor payable	19,344	37,790
Accrued expenses	24,646	21,412
	$46,034	$64,946
Accrued compensation and benefits:
Salaries and payroll taxes	$13,241	$24,606
Bonuses and commissions	1,589	2,615
Workers’ compensation	7,054	8,383
Professional liability	2,440	6,121
Health care	2,979	4,768
Vacation	1,075	1,153
	$28,378	$47,646
Accrued claims:
Workers’ compensation	$15,772	$15,355
Professional liability	14,256	19,070
	$30,028	$34,425
Other liabilities:
Restructuring	$—	$74
Other	1,651	—
	$1,651	$74

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

8. Debt

The Company's debt consists of the following:

	December 31, 2025		December 31, 2024
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 5.62% and 6.31% at December 31, 2025 and 2024, respectively	$—	$(993)	$—	$(1,807)
Debt	$—	$(993)	$—	$(1,807)

As of December 31, 2025 and 2024, there was no debt outstanding on the consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the consolidated balance sheets.

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
DECEMBER 31, 2025

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

The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus reserves and subject to adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At December 31, 2025, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $114.6 million, with $96.3 million of availability net of $18.3 million of letters of credit outstanding related to workers' compensation and professional liability policies.

As of December 31, 2025, the interest rate spreads and fees under the ABL were based on SOFR plus 2.10% for the revolving portion of the borrowing base. The Base Rate margin would have been 1.00% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended December 31, 2025, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all the assets of the borrowers and guarantors, subject to certain exceptions.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

8. Debt (continued)
The Loan Agreement also contains certain events of default. If an event of default under the Loan Agreement occurs and remains uncured, then the administrative agent or the requisite lenders may declare any outstanding obligations to be immediately due and payable. In addition, if the Company or any of its subsidiaries becomes the subject of voluntary or involuntary proceedings under any bankruptcy, insolvency or similar law, then any outstanding obligations under the Agreement will automatically become due and payable.

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

During the third quarter of 2025, the Company entered into a lease agreement for its new corporate headquarters in Boca Raton, Florida, as the lease agreement for its previous corporate headquarters expired on December 31, 2025. The Company took possession of its new corporate headquarters on December 1, 2025.

The table below presents the lease-related assets and liabilities included on the consolidated balance sheets:

Classification on Consolidated Balance Sheets:	December 31, 2025	December 31, 2024
	(amounts in thousands)
Operating lease right-of-use assets	$2,206	$2,468
Operating lease liabilities - current	$1,163	$2,089
Operating lease liabilities - non-current	$1,155	$1,782

	December 31, 2025	December 31, 2024
Weighted average remaining lease term	2.4 years	2.6 years
Weighted average discount rate	7.02%	7.05%
The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the consolidated balance sheets as of December 31, 2025:

Years Ending December 31:	(amounts in thousands)
2026	$1,286
2027	588
2028	533
2029	130
2030	—
Total minimum lease payments	2,537
Less: amount of lease payments representing interest	(219)
Present value of future minimum lease payments	2,318
Less: operating lease liabilities - current	(1,163)
Operating lease liabilities - non-current	$1,155

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

9. Leases (continued)

Other Information

The table below provides information regarding supplemental cash flows:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$2,481	$3,212	$4,859
Right-of-use assets acquired under operating lease	$816	$1,433	$1,040

The components of lease expense are as follows:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
Amounts Included in Consolidated Statements of Operations and Comprehensive (Loss) Income:
Operating lease expense	$1,230	$1,317	$1,681
Short-term lease expense	$1,179	$1,439	$3,209
Variable and other lease costs	$255	$851	$724

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

As of December 31, 2025, the Company did not have any material operating leases that had not yet commenced, and does not have any finance lease contracts.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were primarily its: (i) deferred compensation asset; and (ii) deferred compensation liability included on its consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	December 31, 2025	December 31, 2024
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,938	$2,889
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,590	$2,926

Items Measured at Fair Value on a Non-recurring Basis:

The Company's non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.

The year ended December 31, 2025 included goodwill impairment charges related to the Nurse and Allied and Physician Staffing segments, primarily triggered by the fourth quarter decline in the Company's equity market capitalization, and the write-off of indefinite-lived trade names related to MSN, in part due to the rebranding of MSN to Cross Country Local. The years ended December 31, 2024 and 2023 included impairment charges to right-of-use assets along with related property and equipment in connection with leases that were vacated during those years. The year ended December 31, 2024 also included the write-off of goodwill and intangible assets associated with the impairment of the previous asset acquisition Selected. During the year ended December 31, 2023, certain IT projects were written off, resulting in an impairment of the related IT assets.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

10. Fair Value Measurements (continued)
Accordingly, as of December 31, 2025, 2024, and 2023, these assets were recorded at fair value using Level 3 inputs. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets and Note 9 - Leases for more information about these impairments.

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

Other financial instruments not measured or recorded at fair value include earnout liabilities related to the (i) Mint, and (ii) HireUp acquisitions, as discussed below.

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

Contributions by the Company, net of forfeitures, under this plan were $1.3 million, $1.5 million, and $2.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Eligible employees who elect to participate in the plan are generally vested in any existing matching contribution after three years of service with the Company.

The Company maintains a 2003 Deferred Compensation Plan, which was frozen effective December 31, 2017, and a 2017 Nonqualified Deferred Compensation Plan, each a non-qualified deferred compensation arrangement, intended to comply with Section 409A of the Internal Revenue Code of 1986, as amended (Code). Under the deferred compensation plans, certain designated key employees may elect to defer the receipt of a portion of their annual base salary, bonus and commission to the deferred compensation plans. Generally, payments under the deferred compensation plans automatically commence upon a participant’s retirement, termination of employment, or death during employment. Under certain circumstances described in the deferred compensation plans, participants may receive distributions during employment. In connection with the deferred compensation plans, the Company elected to invest in amounts consistent with the participants' choices of allocations to funds. Participants of the deferred compensation plans are the Company’s unsecured general creditors with respect to the deferred compensation plan benefits. The asset related to the deferred compensation is included in the consolidated balance sheets and was $2.9 million at December 31, 2025 and 2024. The liability for the deferred compensation is included in the consolidated balance sheets and was $2.6 million and $2.9 million at December 31, 2025 and 2024, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

12. Contingencies

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company’s current assessments, including available insurance recoveries, which would impact the Company’s profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company’s financial results. During the year ended December 31, 2025, the Company recorded $2.7 million in legal fees and settlement charges related to various cases and claims. During the year ended December 31, 2024, the Company recorded approximately $4.7 million of legal settlement charges related to the resolution of several class action lawsuits, which is included in legal and other losses on its consolidated statements of operations and comprehensive (loss) income. In addition, the Company recorded $3.6 million of estimated costs, partially offset by a recovery of $1.8 million, related to a previously unrecoverable asset. The Company believes that the outcome of any outstanding loss contingencies as of December 31, 2025 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

13. Income Taxes

The components of the Company's (loss) income before income taxes are as follows:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
United States	$(85,353)	$(17,435)	$102,200
Foreign	1,843	1,037	694
(Loss) income before income taxes	$(83,510)	$(16,398)	$102,894

 The components of the Company’s income tax expense (benefit) are as follows:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
Current:
Federal	$15	$(104)	$19,871
State	791	(75)	8,940
Foreign	466	281	148
Total	1,272	102	28,959
Deferred:
Federal	8,144	(2,004)	554
State	1,675	(105)	596
Foreign	251	165	154
Total	10,070	(1,944)	1,304
Effective tax rate	$11,342	$(1,842)	$30,263

Deferred income taxes reflect the Company's net tax effect of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

13. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(amounts in thousands)
Deferred Tax Assets:
Accrued other and prepaid expenses	$1,666	$432
Allowance for credit losses	2,378	2,379
Intangible assets	10,438	7,784
Net operating loss carryforwards	7,182	6,571
Accrued professional liability	2,309	1,907
Accrued workers’ compensation	3,057	3,215
Share-based compensation	460	918
Operating lease liabilities	332	659
Depreciation	1,093	203
Credit carryforwards	236	170
Other	1,333	1,127
Gross deferred tax assets	30,484	25,365
Valuation allowance	(29,741)	(178)
	743	25,187
Deferred Tax Liabilities:
Indefinite-lived intangibles	(2,120)	(16,763)
Operating lease right-of-use assets	(330)	(320)
Tax on unrepatriated earnings	(815)	(565)
	(3,265)	(17,648)
Net deferred taxes	$(2,522)	$7,539

As of December 31, 2025, the Company had approximately $31.5 million of federal net operating loss carryforwards, $52.5 million of state net operating loss carryforwards, and an immaterial amount of foreign net operating loss carryforwards. As a result of the Tax Cuts and Jobs Act of 2017 (2017 Tax Act), the federal net operating loss and certain state net operating losses generated in 2024 and 2025 carry forward indefinitely. Those net operating losses that do not carry forward indefinitely expire between 2027 and 2045.

As of December 31, 2025 and 2024, the Company had $29.7 million and $0.2 million of valuation allowances on its deferred tax assets. As of December 31, 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. On the basis of this evaluation, additional nonrecurring and recurring valuation allowances of $29.5 million were recorded in the fourth quarter of 2025 as income tax expense to reduce the portion of the deferred tax assets that are not more likely than not to be realized. The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. The December 31, 2025 valuation allowance applied to all domestic deferred tax assets other than certain deferred tax assets expected to be realized, and an immaterial amount of international net operating losses. The December 31, 2024 valuation allowance applied to the uncertainty of the realization of certain state net operating losses, and an immaterial amount of international net operating losses.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

13. Income Taxes (Continued)

Income Taxes Paid

Cash income taxes paid during the years ended December 31, 2025, 2024, and 2023 were disaggregated by jurisdiction as follows:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
Federal	$(4,500)	$596	$14,984
State	(1,586)	1,551	6,837
Foreign	399	280	165
Total	$(5,687)	$2,427	$21,986

Income taxes paid (net of refunds) exceeded five percent of total income taxes paid (net of refunds) in the following jurisdictions:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
State:
California	*	$270	*
Illinois	*	*	*
Florida	*	*	$1,258
New York	$(375)	$411	*
New York City	$(447)	*	*
Oregon	*	$123	*
Texas	*	$234	*

Foreign:
India	$399	$281	*
________________

(*) Jurisdiction below the five percent threshold for the period presented.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

13. Income Taxes (Continued)

The reconciliation of income tax computed at the U.S. federal statutory rate to income tax (benefit) expense is as follows:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(amounts in thousands)
U.S. federal statutory tax rate	$(17,537)	20.97%	$(3,444)	21.00%	$21,608	21.00%
State and local income taxes, net of federal income tax effect (a)	1,501	(1.79)%	(653)	3.98%	6,834	6.64%
Foreign tax effects	329	(0.39)%	228	(1.39)%	155	0.15%
Effect of cross-border tax laws	497	(0.59)%	—	—%	—	—%
Tax credits	(66)	0.08%	(38)	0.23%	(895)	(0.87)%
Changes in valuation allowances	23,660	(28.29)%	—	—%	—	—%
Nontaxable or nondeductible items
Meals and incidentals	534	(0.64)%	832	(5.07)%	473	0.46%
Officers' compensation	1,002	(1.21)%	313	(1.91)%	(275)	(0.27)%
Other	69	(0.08)%	88	(0.54)%	100	0.10%
Changes in unrecognized tax benefits	1,332	(1.59)%	867	(5.28)%	2,771	2.69%
Other adjustments	21	(0.03)%	(35)	0.21%	(508)	(0.49)%
Effective tax rate	$11,342	(13.56)%	$(1,842)	11.23%	$30,263	29.41%
________________

(a) In 2023, state and local income taxes in California, Florida, Illinois, Maine, and New York comprise the majority of the domestic state and local income taxes, net of federal effect category. In 2024, state and local income taxes in California, Florida, New York, and Pennsylvania comprise the majority of the domestic state and local income taxes, net of federal effect category. In 2025, state and local income taxes in California, Florida, Illinois, New York, Tennessee, and Virginia comprise the majority of the domestic state and local income taxes, net of federal effect category.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
Balance at January 1	$10,862	$10,377	$7,581
Additions based on tax positions related to the current year	1,187	1,336	2,737
Additions (reductions) based on tax positions related to prior years	15	(851)	59
Balance at December 31	$12,064	$10,862	$10,377

There were no short-term unrecognized tax benefits as of December 31, 2025 and 2024. Long-term unrecognized tax benefits are included in non-current uncertain tax positions in the consolidated balance sheets and were $10.4 million and $10.1 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company had unrecognized tax benefits, which would affect the effective tax rate if recognized, of $12.0 million and $10.7 million, respectively.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. During the years ended December 31, 2025, 2024, and 2023, interest and penalties were immaterial. Tax years 2012 through 2025 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

13. Income Taxes (Continued)

An unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward if such carryforward would offset the disallowance of the tax position. As a result of the Company’s generation of a net operating loss, the Company reclassified $2.4 million of unrecognized tax benefits from long-term liabilities to deferred tax assets in the year ended December 31, 2025. As a result of the Company’s utilization of its federal net operating loss carryforward and a material amount of state net operating loss carryforwards, the Company reclassified $1.3 million of unrecognized tax benefits from deferred tax assets to long-term liabilities in the year ended December 31, 2024.

14. Stockholders’ Equity

Stock Repurchase Program

On August 16, 2022, the Company’s Board of Directors authorized a new stock repurchase program (Repurchase Program), whereby the Company could repurchase up to $100.0 million of its shares of common stock, subject to the terms of its current credit agreements. The Company was also authorized to continue to repurchase any remaining shares available for repurchase under the Company’s previous stock repurchase program. Upon completion of the authorized number of shares available for repurchase under the previous repurchase program, the Company commenced repurchases under the Repurchase Program during the third quarter of 2022.
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
During the third quarter of 2023, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on January 2, 2024 and effective through November 7, 2024. During the fourth quarter of 2025, the Company entered into a new Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on December 16, 2025 and effective through November 4, 2026.
During the years ended December 31, 2025, 2024, and 2023, the Company repurchased and retired the following shares of common stock:

	Total Number of Shares Purchased	Average Price Paid Per Share	Approximate Dollar Value of Shares Purchased
Years Ending December 31:	(dollar value in thousands, except per share data)
2025	803,175	$8.10	$6,503
2024	2,401,924	$15.31	$36,783
2023	2,343,583	$24.58	$57,607
As of December 31, 2025, the Company had $34.0 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company's Loan Agreement. As of December 31, 2025, the Company had 31,721,280 unrestricted shares of common stock outstanding. The Company may repurchase up to an aggregate amount not to exceed $5.0 million pursuant to its Loan Agreement, in any fiscal year, or an unlimited amount if the Company meets certain conditions as described in the agreement. In 2025, the conditions were met to repurchase an unlimited number of shares.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

14. Stockholders’ Equity (continued)
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

On May 14, 2024, the Company's stockholders approved the Cross Country Healthcare, Inc. 2024 Omnibus Incentive Plan (2024 Plan). The 2024 Plan was adopted principally to serve as a successor plan to the 2020 Plan and to increase the number of shares of Company common stock reserved for equity-based awards to 2,400,000 shares (in addition to the share reserve amount that remained available under the 2020 Plan immediately prior to the adoption of the 2024 Plan and other eligible returning shares). No awards may be granted under the 2024 Plan after May 13, 2034.

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

The following table summarizes restricted stock awards and performance stock awards activity issued under the Plans for the year ended December 31, 2025:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2025	538,589	$19.53	409,698	$20.68
Granted	734,347	$8.03	271,524	$8.03
Vested	(282,002)	$19.31	(85,001)	$21.61
Forfeited	(21,090)	$19.87	(31,519)	$21.43
Unvested restricted stock awards, December 31, 2025	969,844	$10.88	564,702	$14.42

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

On December 18, 2025 and March 31, 2024 and 2023, the Company awarded performance stock totaling 271,524, 169,447, and 160,782, shares, respectively. If the minimum level of performance is attained for the 2025, 2024, and 2023 awards, restricted

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

14. Stockholders’ Equity (continued)
stock will be issued with a vesting date of March 31, 2028, 2027, and 2026, respectively. The level of attainment will be certified within 30 days of the vest date. During the first quarter of 2025, the Company’s Compensation Committee of the Board of Directors approved a 75.5% level of attainment for the 2022 performance-based share awards, resulting in the issuance of 85,001 performance shares that vested on March 31, 2025.

On December 15, 2025, John A. Martins, the Company's President and Chief Executive Officer, separated from the Company and received various severance payments pursuant to the General Release executed December 31, 2025. Pursuant to the General Release, Mr. Martins' 60,808 unvested restricted share awards vested, and his 118,174 performance share awards vested at target level performance, in the amount of $3.1 million, included in selling, general and administrative expenses in the consolidated statements of operations and comprehensive (loss) income.

As of December 31, 2025, the Company had approximately $7.3 million of total unrecognized compensation cost related to non-vested restricted stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.82 years. The fair value of shares vested was approximately $4.1 million, $5.6 million, and $9.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, the Company had approximately $2.1 million of total unrecognized compensation cost related to performance stock awards which may be adjusted for future changes in forfeitures. The Company expects to recognize such cost over a weighted average period of 1.50 years, the remaining service period. The fair value of shares vested was approximately $1.3 million, $2.7 million, and $5.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

15. Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands, except per share data)
Numerator:
Net (loss) income attributable to common stockholders - Basic and Diluted	$(94,852)	$(14,556)	$72,631

Denominator:
Weighted average common shares - Basic	32,409	33,379	35,158
Effective of diluted shares:
Share-based awards	—	—	318
Weighted average common shares - Diluted[a]	32,409	33,379	35,476

Net (loss) income per share attributable to common stockholders - Basic	$(2.93)	$(0.44)	$2.07

Net (loss) income per share attributable to common stockholders - Diluted	$(2.93)	$(0.44)	$2.05

(a) For the years ended December 31, 2025 and 2024, the effect of diluted shares was not included in the weighted average share calculation due to the Company's net operating loss position.

The following table represents the share-based awards that could potentially dilute net (loss) income per share attributable to common stockholders in the future that were not included in the computation of diluted net (loss) income per share attributable to common stockholders because to do so would have been anti-dilutive for the periods presented.

	Year Ended December 31,
	2025	2024	2023
	(amounts in thousands)
Share-based awards	163	339	2

16. Related Party Transactions

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to a certain member of the Company's Board of Directors, who is a minority shareholder in the firm's parent company and is a member of the parent company's Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm's-length transaction and have been approved by the Audit Committee of the Company's Board of Directors through the Company's related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. In 2025, 2024, and 2023, the Company incurred an immaterial amount in expenses and had an immaterial payable balance at December 31, 2025 and 2024.

The Company provides services to entities that are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm's-length transaction. Revenue related to these transactions was $8.8 million, $4.9 million, and $1.2 million, respectively, for the years ended December 31, 2025, 2024, and 2023. Accounts receivable due from these entities was an immaterial amount at December 31, 2025 and 2024.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

16. Related Party Transactions (continued)

Following the WSG acquisition on June 8, 2021, the Company continued to rent WSG’s headquarters. The Chief Executive Officer and Founder of WSG, who was a business unit president with the Company, was an agent of the lessor. The lease for WSG's headquarters was terminated at the end of the first quarter of 2023. The Company paid an immaterial amount in rent expense for these premises for the year ended December 31, 2023.

17. Segment Data

The Company has two operating and reportable segments, Nurse and Allied Staffing and Physician Staffing, which align with its management structure and reflect how the operating results are regularly reviewed by the Chief Executive Officer, who the Company has determined to be its Chief Operating Decision Maker (CODM). The Company’s segments offer services to its customers as described below:

•Nurse and Allied Staffing - Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel nurse and allied professionals, per diem, and healthcare leaders within nursing, allied, human resources, and finance, MSP services, education healthcare services, caregiver services to Programs of All-Inclusive Care for the Elderly (PACE) programs (homecare), and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company's SaaS-based, proprietary, vendor management technology, Intellify® to facilities in order to manage all or a portion of their agency services. Its customers include: public and private acute-care hospitals, non-acute care hospitals, government facilities, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, PACE programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the United States.

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

17. Segment Data (continued)
Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Year Ended December 31, 2025
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$862,784	$191,509	$1,054,293
Direct operating expenses	688,261	152,461

Employee compensation	80,432	19,106
Benefits	8,982	1,811
Marketing	6,578	843
Credit loss credit	(381)	(60)
Divisional corporate G&A	14,211	317
Other segment items(a)	6,788	795
Contribution Income	$57,913	$16,236	$74,149

Reconciliation of profit or loss:
Corporate overhead(b)			60,817
Depreciation and amortization			16,794
Acquisition and integration-related income			(3,394)
Restructuring costs			3,746
Legal and other losses			2,749
Impairment charges			77,851
Interest expense			2,216
Interest income			(3,129)
Other expense, net			9
Loss before income taxes			$(83,510)
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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

17. Segment Data (continued)
Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Year Ended December 31, 2024
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$1,145,419	$198,585	$1,344,004
Direct operating expenses	911,566	158,186

Employee compensation	100,038	20,436
Benefits	9,054	2,797
Marketing	7,695	713
Credit loss expense (credit)	21,479	(47)
Divisional corporate G&A	15,905	382
Other segment items(a)	7,081	769
Contribution Income	$72,601	$15,349	$87,950

Reconciliation of profit or loss:
Corporate overhead(b)			68,507
Depreciation and amortization			18,200
Acquisition and integration-related costs			4,219
Restructuring costs			4,333
Legal and other losses			6,668
Impairment charges			2,888
Interest expense			2,188
Interest income			(2,050)
Other income, net			(605)
Loss before income taxes			$(16,398)
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
DECEMBER 31, 2025

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

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

17. Segment Data (continued)

Revenue is based on services provided. During the years ended December 31, 2025, 2024, and 2023, revenue was generated primarily in the U.S., and all of the Company’s long-lived assets were located in the U.S. and India. The Company provides its staffing services and workforce solutions in all 50 states. The India location is a cost center with no revenues and an immaterial amount of long-lived assets. The Company had no intersegment revenues between reportable segments for the years ended December 31, 2025, 2024, and 2023.

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
DECEMBER 31, 2025

18. Quarterly Financial Data (Unaudited)

The following tables contain selected unaudited statements of operations and comprehensive (loss) income information for each quarter of 2025 and 2024. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025	(amounts in thousands, except per share data)
Revenue from services	$293,408	$274,072	$250,052	$236,761
Gross profit(a)	58,658	56,004	50,927	47,982
Net loss attributable to common stockholders	(490)	(6,659)	(4,774)	(82,929)
Net loss per share attributable to common stockholders - Basic(b)	$(0.02)	$(0.20)	$(0.15)	$(2.56)
Net loss per share attributable to common stockholders - Diluted(b)	$(0.02)	$(0.20)	$(0.15)	$(2.56)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024	(amounts in thousands, except per share data)
Revenue from services	$379,174	$339,771	$315,119	$309,940
Gross profit(a)	77,297	70,805	64,158	61,992
Net income (loss) attributable to common stockholders	2,692	(16,050)	2,555	(3,753)
Net income (loss) per share attributable to common stockholders - Basic(b)	$0.08	$(0.47)	$0.08	$(0.12)
Net income (loss) per share attributable to common stockholders - Diluted (b)	$0.08	$(0.47)	$0.08	$(0.12)
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

The following items are the most significant items that impact the comparability and presentation of our consolidated data:

•The Company incurred restructuring costs primarily comprised of employee termination costs, lease-related exit costs, and reorganization costs as part of planned cost savings initiatives. In 2025, the Company recorded expenses of $0.6 million in the second quarter, $1.5 million in the third quarter, and $1.3 million in the fourth quarter. In 2024, the Company recorded expenses of $0.9 million in the first quarter, $2.1 million in the second quarter, and $1.0 million in the third quarter.
•In 2025, the Company recorded legal fees and settlement charges related to various cases and claims of $1.1 million in each of the second and third quarters, and $0.5 million in the fourth quarter. During the second quarter of 2024, the Company recorded $19.4 million of credit loss expense driven by a bankruptcy filing by a single MSP customer. In 2024, the Company recorded legal and other losses of $3.7 million in the first quarter and $3.9 million in the second quarter, representing settlements of lawsuits, as well as estimated costs related to an unrecoverable asset. During the fourth quarter of 2024, the Company recorded legal and other losses of $1.2 million to settle an older class action lawsuit, as well as a recovery of $1.8 million related to a previously written off unrecoverable asset.
•During the fourth quarter of 2025, the Company recorded goodwill impairment charges of $71.3 million related to its Nurse and Allied and Physician Staffing units, and $5.9 million related to the impairment and write-off of indefinite-lived trade names related to Medical Staffing Network, and recorded impairment charges of $0.7 million related to the write-off of two abandoned construction in progress projects. During the fourth quarter of 2024, the Company recorded impairment charges of $2.2 million related to the write-off of goodwill and intangible assets associated with the impairment of a previous asset acquisition. See Note 5 - Goodwill, Trade Names, and Other Intangible Assets.
•During the fourth quarter of 2025, the Company recorded $6.0 million in executive transition severance costs related to the former Chief Executive Officer's separation from the Company in December 2025.

CROSS COUNTRY HEALTHCARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

18. Quarterly Financial Data (Unaudited) (continued)

•In 2025, the Company incurred fees associated with the Aya Merger of $2.0 million in the first quarter, $6.0 million in the second quarter, $4.2 million in the third quarter, and $4.4 million in the fourth quarter. During the fourth quarter of 2025, the Aya Merger was terminated and the Company received $20.0 million in termination fees from Parent. During the fourth quarter of 2024, the Company incurred $4.2 million in fees associated with the Aya Merger.
•During the fourth quarter of 2025, the Company recorded $29.5 million of expense related to the establishment of nonrecurring and recurring valuation allowances on the Company’s deferred tax assets.

Schedule II

CROSS COUNTRY HEALTHCARE, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2025, 2024, AND 2023

	Balance at Beginning of Period	Charged to (Released from) Operations	Write-Offs, Net of Recoveries		Other Changes	Balance at End of Period
	(amounts in thousands)
Allowances for Accounts Receivable
Year Ended December 31, 2025	$9,301	$117	$(306)	(a)	$—	$9,112
Year Ended December 31, 2024	$20,547	$22,077	$(33,323)	(a)	$—	$9,301
Year Ended December 31, 2023	$14,696	$17,355	$(11,504)	(a)	$—	$20,547

Valuation Allowance for Deferred Tax Assets
Year Ended December 31, 2025	$178	$29,563	$—		$—	$29,741
Year Ended December 31, 2024	$2	$176	$—		$—	$178
Year Ended December 31, 2023	$2	$—	$—		$—	$2
________________

(a) Uncollectible accounts written off, net of recoveries.

II- 1