Form 10-Q
period 2026-03-31
CROSS COUNTRY HEALTHCARE INC
filed 2026-05-08
CIK 1141103

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
———————
FORM 10-Q
———————
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The registrant had outstanding 32,332,661 shares of common stock, par value $0.0001 per share, as of April 24, 2026.

INFORMATION RELATING TO FORWARD-LOOKING STATEMENTS

In addition to historical information, this Quarterly Report on Form 10-Q contains statements relating to our future results (including certain projections and business trends) that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Private Securities Litigation Reform Act of 1995, and are subject to the “safe harbor” created by those sections. Forward-looking statements consist of statements that are predictive in nature, depend upon or refer to future events. Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “estimates”, “suggests”, “appears”, “seeks”, “will”, “could”, and variations of such words and similar expressions are intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following: the timing to consummate the proposed merger with KL Criss Cross Intermediate, LLC (Merger, as discussed below), the risk that a condition of closing of the proposed Merger may not be satisfied or that the closing of the proposed Merger might otherwise not occur, the risk that a regulatory approval that may be required for the proposed Merger is not obtained or is obtained subject to conditions that are not anticipated, the diversion of management time on transaction-related issues, risks related to disruption of management time from ongoing business operations due to the proposed Merger, the risk that any announcements relating to the proposed Merger could have adverse effects on the market price of the Company’s common stock, the risk that the proposed Merger and its announcement could have an adverse effect on the ability of the Company to retain customers and retain and hire key personnel and maintain relationships with its suppliers and customers, the occurrence of any event, change, or other circumstance or condition that could give rise to the termination of the agreement and plan of merger that contemplates the Merger, including in circumstances requiring the Company to pay a termination fee, the risk that competing offers will be made, unexpected costs, charges or expenses resulting from the Merger, potential litigation relating to the Merger that could be instituted against the parties to the agreement and plan of merger or their respective directors, managers, or officers, including the effects of any outcomes related thereto, worldwide economic or political changes that affect the markets that the Company’s businesses serve, which could have an effect on demand for the Company’s services and impact the Company’s profitability, effects from global pandemics, epidemics, or other public health crises, changes in marketplace conditions, such as alternative modes of healthcare delivery, reimbursement and customer needs, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, changes in international trade agreements, including tariffs and trade restrictions, foreign currency volatility, swings in consumer confidence and spending, and the overall macroeconomic environment, the functioning of our information systems and the effect of cyber security risks and cyber incidents on our business, demand for the healthcare services that we provide, both nationally and in the regions in which we operate, leadership transitions and retention of key employees, our ability to attract and retain qualified nurses, physicians, and other healthcare personnel, costs and availability of short-term housing for our travel healthcare professionals, the effect of existing or future government regulation and federal and state legislative and enforcement initiatives on our business, and outcomes of regulatory and legal proceedings, claims, and investigations, and other factors, including, without limitation, the risk factors set forth in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K (2025 Form 10-K) for the year ended December 31, 2025, as filed and updated in our subsequent Quarterly Reports on Form 10-Q and other filings with the Securities and Exchange Commission (SEC).

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

March 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, amounts in thousands)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$105,584	$108,738
Accounts receivable, net of allowances of $8,727 in 2026 and $9,112 in 2025	176,641	167,512
Income taxes receivable	3,065	3,594
Prepaid expenses	7,412	7,561
Insurance recovery receivable	4,340	4,851
Other current assets	1,257	1,333
Total current assets	298,299	293,589
Property and equipment, net of accumulated depreciation of $27,754 in 2026 and $26,020 in 2025	27,313	27,775
Operating lease right-of-use assets	1,780	2,206
Goodwill	63,803	63,803
Other intangible assets, net	25,764	27,635
Insurance recovery receivable	14,334	14,859
Cloud computing	15,150	14,028
Deferred compensation asset	2,868	2,938
Other assets	1,762	2,118
Total assets	$451,073	$448,951

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$47,596	$46,034
Accrued compensation and benefits	39,524	28,378
Operating lease liabilities	974	1,163
Other current liabilities	2,473	2,181
Total current liabilities	90,567	77,756
Operating lease liabilities	1,069	1,155
Deferred tax liabilities	2,696	2,522
Accrued claims	30,012	30,028
Uncertain tax positions	10,508	10,427
Deferred compensation liability	2,244	2,590
Other liabilities	1,170	1,651
Total liabilities	138,266	126,129

Commitments and contingencies

Stockholders’ equity:
Common stock	3	3
Additional paid-in capital	195,552	201,172
Accumulated other comprehensive loss	(1,689)	(1,560)
Retained earnings	118,941	123,207
Total stockholders’ equity	312,807	322,822
Total liabilities and stockholders’ equity	$451,073	$448,951

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, amounts in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue from services	$241,057	$293,408
Operating expenses:
Direct operating expenses	193,466	234,750
Selling, general and administrative expenses	45,812	52,486
Credit loss expense	61	35
Depreciation and amortization	3,669	4,772
Acquisition and integration-related (income) costs	(7)	2,041
Restructuring costs	765	301
Legal and other losses	1,213	—
Impairment charges	233	—
Total operating expenses	245,212	294,385
Loss from operations	(4,155)	(977)
Other expenses (income):
Interest expense	567	543
Interest income	(974)	(681)
Other (income) expense, net	(14)	60
Loss before income tax	(3,734)	(899)
Income tax expense (benefit)	532	(409)
Net loss attributable to common stockholders	$(4,266)	$(490)

Other comprehensive (loss) income:
Unrealized foreign currency translation (loss) income, net of tax	(129)	5
Comprehensive loss	$(4,395)	$(485)

Net loss per share attributable to common stockholders - Basic	$(0.14)	$(0.02)

Net loss per share attributable to common stockholders - Diluted	$(0.14)	$(0.02)

Weighted average common shares outstanding:
Basic	31,470	32,282
Diluted	31,470	32,282

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Three Months Ended March 31, 2026 and 2025
(Unaudited, amounts in thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31,2025	31,721	$3	$201,172	$(1,560)	$123,207	$322,822
Vesting of restricted stock	178	—	(908)	—	—	(908)
Equity compensation	—	—	1,171	—	—	1,171
Stock repurchase and retirement	(658)	—	(5,839)	—	—	(5,839)
Stock repurchase excise tax	—	—	(44)	—	—	(44)
Foreign currency translation adjustment, net of taxes	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(4,266)	(4,266)
Balances at March 31,2026	31,241	$3	$195,552	$(1,689)	$118,941	$312,807

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Loss, net	Retained Earnings	Stockholders’ Equity
	Shares	Dollars
Balances at December 31,2024	32,277	$3	$202,338	$(1,441)	$218,059	$418,959
Vesting of restricted stock	200	—	(1,582)	—	—	(1,582)
Equity compensation	—	—	1,318	—	—	1,318
Foreign currency translation adjustment, net of taxes	—	—	—	5	—	5
Net loss	—	—	—	—	(490)	(490)
Balances at March 31,2025	32,477	$3	$202,074	$(1,436)	$217,569	$418,210

See accompanying notes to the condensed consolidated financial statements

CROSS COUNTRY HEALTHCARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Consolidated net loss	$(4,266)	$(490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,669	4,772
Provision for allowances	(90)	(135)
Deferred income tax expense (benefit)	219	(680)
Non-cash lease expense	251	250
Impairment charges	233	—
Equity compensation	1,171	1,318
Other non-cash costs	200	202
Changes in operating assets and liabilities:
Accounts receivable	(9,039)	3,584
Prepaid expenses and other assets	262	57
Income taxes	550	4,549
Accounts payable and accrued expenses	13,635	(9,173)
Operating lease liabilities	(320)	(562)
Other	(1,708)	1,989
Net cash provided by operating activities	4,767	5,681

Cash flows from investing activities
Purchases of property and equipment	(1,458)	(1,886)
Net cash used in investing activities	(1,458)	(1,886)

Cash flows from financing activities
Borrowings under Senior Secured Asset-Based revolving credit facility	372	373
Repayments on Senior Secured Asset-Based revolving credit facility	(372)	(373)
Cash paid for shares withheld for taxes	(588)	—
Stock repurchase and retirement	(5,868)	(314)
Payment of contingent consideration	—	(4,411)
Net cash used in financing activities	(6,456)	(4,725)

Effect of exchange rate changes on cash	(7)	(6)
Change in cash and cash equivalents	(3,154)	(936)
Cash and cash equivalents at beginning of period	108,738	81,633
Cash and cash equivalents at end of period	$105,584	$80,697

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

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These operating results are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in the 2025 Form 10-K. The December 31, 2025 condensed consolidated balance sheet included herein was derived from the December 31, 2025 audited consolidated balance sheet included in the 2025 Form 10-K.

On May 6, 2026, the Company entered into an Agreement and Plan of Merger with KL Criss Cross Intermediate, LLC, a Delaware corporation (Parent), and KL Criss Cross Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will merge with and into the Company (Merger), with the Company surviving as a wholly owned subsidiary of Parent. If the Merger is consummated, the Company’s securities will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended, as promptly as practicable after the effective time of the Merger. For additional information regarding the proposed Merger, see Note 16 – Subsequent Event.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes. Management has assessed various accounting estimates and other matters, including those that require consideration of forecasted financial information, using information that is reasonably available to the Company at the time. Significant estimates and assumptions are used for, but not limited to: (i) the valuation of accounts receivable; (ii) goodwill, trade names, and other intangible assets; (iii) revenue recognition; (iv) accruals for health, workers’ compensation, and professional liability claims; (v) valuation of deferred tax assets; (vi) legal contingencies; and (vii) income taxes. Accrued insurance claims and reserves include estimated settlements from known claims and actuarial estimates for claims incurred but not reported. As additional information becomes available to the Company, its future assessment of these estimates could materially and adversely impact the Company’s condensed consolidated financial statements in future reporting periods. Actual results could differ from those estimates.

Risks and Uncertainties

The Company’s future results of operations and liquidity could be materially adversely affected by macroeconomic factors contributing to delays in payments from customers and inflationary pressure, uncertain or reduced demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operational challenges faced by its customers. See associated risk factors in Part II, Item 1A. Risk Factors in this Quarterly Report on Form 10-Q and in Item 1A. Risk Factors in the 2025 Form 10-K.

Accounts Receivable, net

The timing of revenue recognition, billings, and collections results in billed and unbilled accounts receivable from customers, which are classified as accounts receivable on the condensed consolidated balance sheets and are presented net of allowances for credit losses and sales allowances. Estimated revenue for the Company employees’, subcontracted employees’, and independent contractors’ time worked but not yet billed at March 31, 2026 and December 31, 2025 totaled $54.5 million and $48.3 million, respectively.

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

The opening balance of the allowance for credit losses is reconciled to the closing balance for expected credit losses as follows:

	2026	2025
Allowance for Credit Losses	(amounts in thousands)
Balance at January 1	$8,788	$8,841
Credit Loss Expense	61	35
Write-Offs, net of Recoveries	(415)	473
Balance at March 31	$8,434	$9,349

In addition to the allowance for credit losses, the Company maintains a sales allowance for billing-related adjustments that may arise in the ordinary course of business and adjustments to the reserve are recorded as contra-revenue. The sales allowance balance was $0.3 million as of both March 31, 2026 and December 31, 2025.

The Company’s contract terms typically require payment between 30 to 60 days from the date of invoice. Payment is considered past due based on the particular negotiated contract terms. The majority of the Company’s customers are healthcare systems with a significant percentage in acute-care facilities. No single customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2026 and 2025, or the Company’s accounts receivable balance as of March 31, 2026 and December 31, 2025.

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

Reconciliations of the employee termination costs and lease-related exit costs beginning and ending liability balance is presented below:

	Employee Termination Costs	Lease-Related Exit Costs
	(amounts in thousands)
Balance at January 1, 2026	$1,221	$2
Charged to restructuring (a)	520	124
Payments	(1,181)	(36)
Balance at March 31, 2026	$560	$90
_______________

(a) In addition to the amounts presented in the table above, restructuring costs in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 include $0.1 million of ongoing lease costs and other direct charges.

Recent Accounting Pronouncements

On December 8, 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments in this update are intended to improve the navigability of the interim reporting guidance in Accounting Standards Codification (ASC) 270 and clarify when it applies. The guidance addresses the form and content of financial statements, adds lists of the interim disclosures required by all other ASC topics, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. The Company expects to adopt this standard for its first quarter ending March 31, 2028. The Company expects this ASU to expand its disclosures with no impact to results of operations, cash flows, and financial condition.

On September 18, 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). This guidance is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments in this update permit an entity to apply the new guidance using any of the following transition approaches: (1) a prospective transition approach, (2) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (3) a retrospective transition approach. The Company is currently in the process of evaluating the potential impact the adoption of this standard may have and expects to adopt this standard in its first quarter ending March 31, 2028.

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

	Three Months ended March 31, 2026
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$195,662	$38,049	$233,711
Other Services	5,782	1,564	7,346
Total	$201,444	$39,613	$241,057

	Three Months ended March 31, 2025
	Nurse And Allied Staffing	Physician Staffing	Total Segments
	(amounts in thousands)
Temporary Staffing Services	$236,157	$48,700	$284,857
Other Services	6,134	2,417	8,551
Total	$242,291	$51,117	$293,408

See Note 12 - Segment Data.

4.    ACQUISITIONS

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

Acquisition-related costs

Other than fees and a subsequent immaterial credit associated with the termination of the Agreement and Plan of Merger, dated as of December 3, 2024, by and among the Company, Aya Holdings II, Inc., Spark Merger Sub One Inc., and, solely for the limited purposes set forth therein, Aya Healthcare, Inc., the Company did not record any acquisition-related costs associated with the Company’s acquisitions for the three months ended March 31, 2026 and 2025.

5.    COMPREHENSIVE LOSS

Total comprehensive loss includes net income or loss and foreign currency translation adjustments, net of any related deferred taxes, and is included within the accompanying condensed consolidated statements of operations and comprehensive loss. Certain of the Company’s foreign subsidiaries use their respective local currency as their functional currency. Assets and liabilities of these operations are translated at the exchange rates in effect on the balance sheet date. Income statement items are translated at the average exchange rates for the period. The cumulative impact of currency fluctuations related to the balance sheet translation is included in accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and was an unrealized loss of $1.9 million and $1.7 million at March 31, 2026 and December 31, 2025, respectively.

The income tax impact related to components of other comprehensive loss for the three months ended March 31, 2026 and 2025 is included in unrealized foreign currency translation (loss) income, net of tax in the condensed consolidated statements of operations and comprehensive loss.

6.    EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of the basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2026	2025
	(amounts in thousands, except per share data)
Numerator:
Net loss attributable to common stockholders - Basic and Diluted	$(4,266)	$(490)

Denominator:
Weighted average common shares - Basic	31,470	32,282
Effect of diluted shares:
Share-based awards	—	—
Weighted average common shares - Diluted [a]	31,470	32,282

Net loss per share attributable to common stockholders - Basic	$(0.14)	$(0.02)

Net loss per share attributable to common stockholders - Diluted	$(0.14)	$(0.02)

(a) For the three months ended March 31, 2026 and 2025, the effect of diluted shares was not included in the weighted average share calculation due to the Company’s net operating loss position.

The following table represents the share-based awards that could potentially dilute net loss per share attributable to common stockholders in the future that were not included in the computation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive for the periods presented.

	Three Months Ended
	March 31,
	2026	2025
	(amounts in thousands)
Share-based awards	129	3

7.    GOODWILL, TRADE NAMES, AND OTHER INTANGIBLE ASSETS

The Company had the following acquired intangible assets:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(amounts in thousands)
Intangible assets subject to amortization:
Databases	$27,730	$18,196	$9,534	$27,730	$17,333	$10,397
Customer relationships	47,338	31,108	16,230	47,338	30,100	17,238
Other intangible assets, net	$75,068	$49,304	$25,764	$75,068	$47,433	$27,635

As of March 31, 2026, estimated future annual amortization expense was as follows:

Years Ending December 31:	(amounts in thousands)
2026	$5,610
2027	6,191
2028	4,791
2029	4,107
2030	1,701
Thereafter	3,364
$25,764

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

As of March 31, 2026, the Company performed a qualitative assessment of each of its reporting units and determined that it was not more likely than not that the fair value of its reporting units dropped below their carrying value. Although management believes that the Company’s current estimates and assumptions utilized in its qualitative testing are reasonable and supportable, there can be no assurance that the estimates and assumptions management used for purposes of its assessment as of March 31, 2026 will prove to be accurate predictions of future performance.

As of March 31, 2026, goodwill by reporting segment was $47.9 million for Nurse and Allied Staffing and $15.9 million for Physician Staffing, for a total of $63.8 million.

For its long-lived assets and definite-lived intangible assets, the Company reviews for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. As of March 31, 2026 and 2025, the Company performed a qualitative assessment of its trade names and other intangible assets and determined it was not more likely than not that their carrying value may not be recoverable.

8.    DEBT

The Company’s debt consists of the following:

	March 31, 2026		December 31, 2025
	Principal	Debt Issuance Costs	Principal	Debt Issuance Costs
	(amounts in thousands)
Senior Secured Asset-Based Loan, interest of 5.73% and 5.62% at March 31, 2026 and December 31, 2025, respectively	$—	$(792)	$—	$(993)
Debt	$—	$(792)	$—	$(993)

As of March 31, 2026 and December 31, 2025, there was no debt outstanding on the condensed consolidated balance sheets. The Company has elected to present the debt issuance costs associated with its senior secured asset-based credit facility as an asset, included in other assets on the condensed consolidated balance sheets.

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

On June 30, 2020, the Company amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same.

On March 8, 2021, the Company amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers.

On June 8, 2021, the Company amended the Loan Agreement, which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement (as defined in the Loan Agreement), and provides mechanics relating to a transition away from the London Interbank Offered Rate as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars.

On November 18, 2021, the Company amended the Loan Agreement, whereby the Permitted Indebtedness (as defined in the Loan Agreement), was increased to $175.0 million.

On March 21, 2022, the Company amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the term of the credit facility for an additional five years, through March 21, 2027, and increased certain borrowing base sub-limits. In addition, the agreement provides the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or the Base Rate (as defined in the Loan Agreement), at the election of the borrowers, plus an applicable margin. The applicable margin increased 10 basis points due to the credit spread associated with the transition to SOFR.

On September 29, 2023, the Company amended the Loan Agreement, which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability, which provides for compliance with the covenant only during a compliance period (any time that excess availability falls below a certain threshold), and in such case, the financial covenant shall be tested during this period.

On July 29, 2024, the Company amended the Loan Agreement, which allows for all share repurchases paid in cash prior to June 30, 2024 and thereafter to be excluded as restricted payments in the fixed charge coverage ratio calculation, if as of the date of the share repurchase, there is no revolving ABL balance (except for interest and fees payable in accordance with the terms of the Loan Agreement).

These amendments were treated as modifications of debt and, as a result, the associated fees and costs were included in debt issuance costs and are amortized ratably over the remaining term of the Loan Agreement.

The ABL availability is subject to a borrowing base of up to 85% of secured eligible accounts receivable, subject to adjustment at certain quality levels, minus reserves and subject to adjustments. Revolving loans and letters of credit issued under the Loan Agreement reduce availability under the ABL on a dollar-for-dollar basis. At March 31, 2026, there were no borrowings drawn under the ABL, and borrowing base availability under the ABL was $109.3 million, with $91.0 million of availability net of $18.3 million of letters of credit outstanding related to workers’ compensation and professional liability policies.

As of March 31, 2026, the interest rate spreads and fees under the ABL were based on SOFR plus 2.10% for the revolving portion of the borrowing base. The Base Rate margin would have been 1.00% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on the Company’s excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. The unused line fee is 0.375% of the average daily unused portion of the revolving credit facility.

The Loan Agreement contains various restrictions applicable to the Company and its subsidiaries. For the three months ended March 31, 2026, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period. Obligations under the ABL are secured by substantially all of the assets of the borrowers and guarantors, subject to customary exceptions.

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
The table below presents the lease-related assets and liabilities included on the condensed consolidated balance sheets:

Classification on Condensed Consolidated Balance Sheets:	March 31, 2026	December 31, 2025
	(amounts in thousands)
Operating lease right-of-use assets	$1,780	$2,206
Operating lease liabilities - current	$974	$1,163
Operating lease liabilities - non-current	$1,069	$1,155

	March 31, 2026	December 31, 2025
Weighted average remaining lease term	2.3 years	2.4 years
Weighted average discount rate	7.04%	7.02%

The table below reconciles the undiscounted cash flows for each of, and total of, the remaining years to the operating lease liabilities (which do not include short-term leases) recorded on the condensed consolidated balance sheets as of March 31, 2026:

Years Ending December 31:	(amounts in thousands)
2026	$936
2027	605
2028	550
2029	136
Total minimum lease payments	2,227
Less: amount of lease payments representing interest	(184)
Present value of future minimum lease payments	2,043
Less: operating lease liabilities - current	(974)
Operating lease liabilities - non-current	$1,069

Other Information

The table below provides information regarding supplemental cash flows:

	Three Months Ended
	March 31,
	2026	2025
	(amounts in thousands)
Supplemental Cash Flow Information:
Cash paid for amounts included in the measurement of operating lease liabilities	$359	$625
Right-of-use assets acquired under operating lease	$90	$—

The components of lease expense are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(amounts in thousands)
Amounts Included in Condensed Consolidated Statements of Operations and Comprehensive Loss:
Operating lease expense	$290	$313
Short-term lease expense	$175	$268
Variable and other lease costs	$175	$60

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

As of March 31, 2026, the Company did not have any material operating leases that had not yet commenced, and did not have any finance lease contracts.

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

Items Measured at Fair Value on a Recurring Basis:

The Company’s financial assets/liabilities required to be measured on a recurring basis were primarily its: (i) deferred compensation asset; and (ii) deferred compensation liability on its condensed consolidated balance sheets.

Deferred compensation—The Company utilizes Level 1 inputs to value its deferred compensation assets and liabilities. The Company’s deferred compensation assets and liabilities are measured using publicly available indices, as per the plan documents.

The estimated fair value of the Company’s financial assets and liabilities measured on a recurring basis is as follows:

Fair Value Measurements

	March 31, 2026	December 31, 2025
	(amounts in thousands)
Financial Assets:
(Level 1)
Deferred compensation asset	$2,868	$2,938
Financial Liabilities:
(Level 1)
Deferred compensation liability	$2,244	$2,590

Items Measured at Fair Value on a Non-recurring Basis:

The Company’s non-financial assets, such as goodwill, trade names, other intangible assets, right-of-use assets, and property and equipment, are measured at fair value when there is an indicator of impairment and are recorded at fair value only when an impairment charge is recognized.
During the three months ended March 31, 2026, the Company recorded an immaterial impairment charge related to right-of-use assets and related property and equipment in connection with those assets. The Company did not record any impairment charges during the three months ended March 31, 2025.

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

Concentration of Credit Risk:

See Note 2 – Summary of Significant Accounting Policies for a discussion of credit losses and allowance for credit losses. Overall, based on the large number of customers in differing geographic areas, primarily throughout the United States (U.S.) and its territories, the Company believes that the concentration of credit risk is limited.

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

During the fourth quarter of 2025, the Company entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company's blackout periods, beginning on December 16, 2025 and effective through November 4, 2026.

During the three months ended March 31, 2026, the Company repurchased 657,653 shares of common stock for $5.8 million, at an average price of $8.86 per share. During the three months ended March 31, 2025, the Company did not repurchase any shares of its common stock, but did pay $0.3 million in excise tax related to previous share repurchases.

As of March 31, 2026, the Company had $28.1 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Company’s Loan Agreement. As of March 31, 2026, the Company had 31,241,365 unrestricted shares of common stock outstanding.

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
The following table summarizes restricted stock awards and performance stock awards activity issued under the 2020 Plan and the 2024 Plan (Plans) for the three months ended March 31, 2026:

	Restricted Stock Awards		Performance Stock Awards
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Target Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock awards, January 1, 2026	969,844	$10.88	564,702	$14.42
Granted	562,850	$9.40	348,892	$9.40
Vested	(165,208)	$20.08	(118,174)	$20.36
Forfeited	(53,349)	$9.96	(106,664)	$19.66
Unvested restricted stock awards, March 31, 2026	1,314,137	$9.12	688,756	$10.04

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

Pursuant to the Plans, the number of target shares that are issued for performance-based stock awards are determined based on the level of attainment of the targets. In the first quarter of 2026, it was determined that the performance-based stock awards that were granted in 2023 were not earned and, accordingly, no shares were issued in settlement of such performance-based stock awards.

During the three months ended March 31, 2026, $1.2 million was included in selling, general and administrative expenses related to share-based payments, and a net of 177,738 of common stock were issued upon the vesting of restricted and performance stock.

During the three months ended March 31, 2025, $1.3 million was included in selling, general and administrative expenses related to share-based payments, and a net of 199,588 of common stock were issued upon the vesting of restricted and performance stock.

12.    SEGMENT DATA

The Company has two operating and reportable segments, Nurse and Allied Staffing and Physician Staffing, which align with its management structure and reflect how the operating results are regularly reviewed by the Chief Executive Officer, who the Company has determined to be its Chief Operating Decision Maker (CODM). The Company’s segments offer services to its customers as described below:
●    Nurse and Allied Staffing – Nurse and Allied Staffing provides traditional staffing, recruiting, and value-added total talent solutions including: temporary and permanent placement of travel nurse and allied professionals, per diem, and healthcare leaders within nursing, allied, human resources, and finance, managed service programs (MSPs), education healthcare services, caregiver services to Program of All-Inclusive Care for the Elderly (PACE) programs (home based PACE services), and outsourcing services. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search and recruitment process outsourcing services, and offers the Company’s Software as a Service (SaaS)-based, proprietary, vendor management technology, Intellify® to facilities in order to manage all or a portion of their agency services. Its customers include: public and private acute care hospitals, non-acute care hospitals, government facilities, local healthcare plans, national healthcare plans, managed care providers, public schools, charter schools, academic medical centers, PACE programs, outpatient clinics, ambulatory care facilities, physician practice groups, and many other healthcare providers throughout the U.S.
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

Revenue, and the profit and loss measure of contribution income, are reported to the CODM by each of the operating segments to assess performance. Contribution income is the profit and loss measure used by the CODM to allocate operating and capital resources to each segment. The Company defines contribution income as income (loss) from operations before depreciation and amortization, acquisition and integration-related costs (benefits), restructuring costs (benefits), legal and other losses, impairment charges, and corporate overhead. Management believes that its measure of contribution income is most consistent with that used to measure the corresponding amounts on its condensed consolidated financial statements.

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

Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Three Months Ended March 31, 2026
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$201,444	$39,613	$241,057
Direct operating expenses	161,579	31,887

Employee compensation	18,943	3,972
Benefits	1,869	418
Marketing	1,494	166
Credit loss (income) expense	(44)	105
Divisional corporate G&A	3,074	83
Other segment items (a)	1,801	195
Contribution Income	$12,728	$2,787	$15,515

Reconciliation of profit or loss:
Corporate overhead (b)			13,797
Depreciation and amortization			3,669
Acquisition and integration-related income			(7)
Restructuring costs			765
Legal and other losses			1,213
Impairment charges			233
Interest expense			567
Interest income			(974)
Other income, net			(14)
Loss before income taxes			$(3,734)
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

Information on reportable segments and a reconciliation to loss before income taxes for the period indicated are as follows:

	Three Months Ended March 31, 2025
	Nurse and Allied Staffing	Physician Staffing	Consolidated
	(amounts in thousands)
Revenue from services	$242,291	$51,117	$293,408
Direct operating expenses	194,033	40,717

Employee compensation	21,369	5,366
Benefits	2,549	493
Marketing	1,670	209
Credit loss (income) expense	(10)	45
Divisional corporate G&A	3,718	80
Other segment items (a)	1,718	178
Contribution Income	$17,244	$4,029	$21,273

Reconciliation of profit or loss:
Corporate overhead (b)			15,136
Depreciation and amortization			4,772
Acquisition and integration-related costs			2,041
Restructuring costs			301
Interest expense			543
Interest income			(681)
Other expense, net			60
Loss before income taxes			$(899)
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

Revenue is based on services provided. During the three months ended March 31, 2026 and 2025, all revenue was generated primarily in the U.S., and all of the Company’s long-lived assets were located in the U.S. and India. The Company provides its staffing services and workforce solutions in all 50 states. The India location is a cost center with no revenues and an immaterial amount of long-lived assets. The Company had no intersegment revenues between reportable segments for the three months ended March 31, 2026 and 2025.

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

13.    CONTINGENCIES

Legal Proceedings

From time to time, the Company is involved in various litigation, claims, investigations, and other proceedings that arise in the ordinary course of its business. These proceedings primarily relate to employee-related matters that include individual and collective claims, professional liability, tax, and payroll practices. The Company establishes reserves when available information indicates that a loss is probable and an amount or range of loss can be reasonably estimated. These assessments are performed at least quarterly and are based on the information available to management at the time and involve significant management judgment to determine the probability and estimated amount of potential losses, if any. Based on the available information considered in its reviews, the Company adjusts its loss contingency accruals and its disclosures as may be required. Actual outcomes or losses may differ materially from those estimated by the Company’s current assessments, including available insurance recoveries, which would impact the Company’s profitability. Adverse developments in existing litigation claims or legal proceedings involving the Company or new claims could require management to establish or increase litigation reserves or enter into unfavorable settlements or satisfy judgments for monetary damages for amounts in excess of current reserves, which could adversely affect the Company’s financial results. During the first quarter of 2026, the Company recorded $1.2 million in legal fees and settlement charges related to various cases and claims. The Company believes that the outcome of any outstanding loss contingencies, individually or in the aggregate, as of March 31, 2026 will not have a material adverse effect on its business, financial condition, results of operations, or cash flows.

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

14.    INCOME TAXES

For the three‑month periods ended March 31, 2026 and 2025, the Company determined its income tax provisions using an estimated annual effective tax rate (AETR) applied to year‑to‑date ordinary income, adjusted for discrete tax items recognized in the period. In estimating the AETR for the three months ended March 31, 2026, the Company excluded jurisdictions where no current income tax expense is expected for the year. Income taxes related to such jurisdictions are reflected as discrete items or otherwise recognized based on year‑to‑date results.

The Company updates its estimated AETR and related assumptions each reporting period, and any changes are reflected in the income tax provision in the period of change. The Company does not reflect tax benefits from jurisdictions for which a full valuation allowance is maintained and where no benefit is expected to be realized in the current year in its AETR. For the three months ended March 31, 2026, the estimated AETR excluded the U.S. as a loss jurisdiction.

The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 was (14.2%) and 45.5%, respectively, including the impact of discrete items. Excluding discrete items, the Company’s effective tax rates for the three months ended March 31, 2026 and 2025 was (6.6%) and 56.1%, respectively. As a result of the increase in the valuation allowance, the effective tax rate for the three months ended March 31, 2026 was primarily impacted by state and international income taxes, while the effective tax rate for the three months ended March 31, 2025 was primarily impacted by federal and state taxes. The decrease in the effective tax rate for the three-month period ended March 31, 2026 was primarily related to the increase in the valuation allowance.

As of December 31, 2025, management assessed the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of its existing deferred tax assets. A significant piece of objective negative evidence evaluated was the expected cumulative loss incurred over the three-year period ended March 31, 2026. On the basis of this evaluation, an additional nonrecurring valuation allowance of $29.4 million was recorded in the fourth quarter of 2025 as income tax expense to reduce the portion of the deferred tax asset that is not more likely than not to be realized.

The Company intends to maintain a valuation allowance until sufficient positive evidence exists to support its reversal. As of March 31, 2026 and December 31, 2025, the Company had valuation allowances of $30.2 million and $29.7 million, respectively. The valuation allowance applies to all domestic deferred tax assets other than certain deferred tax assets expected to be realized.

As of March 31, 2026, the Company had approximately $10.5 million of unrecognized tax benefits included in other long-term liabilities ($12.3 million, net of deferred taxes, which would affect the effective tax rate if recognized). During the three months ended March 31, 2026, the Company had $0.3 million in gross increases to its current year unrecognized tax benefits related to federal and state tax provisions.

Effective January 1, 2024, many international jurisdictions implemented the Pillar Two rules issued by the Organization for Economic Co-operation and Development. In general, large multinational entity groups with consolidated revenue in excess of €750 million in at least two of the preceding four years could be subject to the new rules in jurisdictions with an effective tax rate below fifteen percent. The Company operated in one country that has adopted the Pillar Two rules, but should meet the safe harbor rules. The Company does not expect the adoption of the Pillar Two rules by any jurisdiction in which it currently operates to have a material impact on its financial statements.
The tax years of 2012 through 2025 remain open to examination by certain taxing jurisdictions to which the Company is subject to tax.

15.    RELATED PARTY TRANSACTIONS

The Company has entered into an arrangement for digital marketing services provided by a firm that is related to the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors, who is a minority shareholder in the firm’s parent company and is a member of the parent company’s Board of Directors. Management believes that the terms of the arrangement are equivalent to those prevailing in an arm’s-length transaction and have been approved by the Audit Committee of the Company’s Board of Directors through the Company’s related party transaction approval process. The digital marketing firm manages a limited number of digital publishers covering various Company brands for a monthly management fee. During the three months ended March 31, 2026 and 2025, the Company incurred an immaterial amount in expenses and had an immaterial payable balance at March 31, 2026 and December 31, 2025.

The Company provides services to entities that are affiliated with certain members of the Company’s Board of Directors. Management believes that the services were conducted on terms equivalent to those prevailing in an arm’s-length transaction. Revenue related to these transactions was $2.7 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Accounts receivable due from these entities were an immaterial amount at March 31, 2026 and December 31, 2025.

In April 2026, the Company entered into a twelve‑month contract with a firm related to a former employee, who is the son‑in‑law of the Company’s President, Chief Executive Officer, and Chairman of the Board of Directors. The contract has an estimated value of $135,000, 50% of which will be paid in lieu of severance. Management believes that the terms of the contract are equivalent to those prevailing in an arm’s-length transaction and have been approved by the Audit Committee of the Company’s Board of Directors through the Company’s related party transaction approval process.

16.    SUBSEQUENT EVENT

On May 6, 2026, the Company entered into the Merger Agreement with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Parent.

Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (Effective Time), each share of common stock of the Company (each, a Company Common Share) (excluding (i) Company Common Shares held by the Company as treasury shares or owned by Parent, Merger Sub or any other subsidiary of Parent immediately prior to the Effective Time and (ii) Dissenting Company Shares (as defined in the Merger Agreement)), issued and outstanding immediately prior to the Effective Time will automatically be converted into the right to receive $13.25 in cash, without interest (Merger Consideration).
Pursuant to the Merger Agreement, at or immediately prior to the Effective Time:

•Each restricted stock award with respect to Company Common Shares that is subject solely to service-based vesting conditions (each, a Company Restricted Stock Award) that is outstanding immediately prior to the Effective Time (subject to limited exceptions for certain equity awards issued prior to the Closing (as defined below)) will, automatically and without any action on behalf of the holder thereof, be fully vested, canceled and converted into the right to receive an amount in cash equal to (i) the number of Company Common Shares subject to such Company Restricted Stock Award immediately prior to the Effective Time multiplied by (ii) the Merger Consideration, and will be paid at or as soon as practicable after the Effective Time, and will be subject to any applicable withholding; and

•Each restricted stock award with respect to Company Common Shares that is subject to service- and performance-based vesting conditions (each, a Company Performance Stock Award) that is outstanding immediately prior to the Effective Time will, automatically and without any action on behalf of the holder thereof, be treated as follows: each Company Performance Stock Award shall be vested with performance as of immediately prior to the Effective Time to be deemed to be achieved at the greater of target performance and actual performance (each, a Vested Company Performance Stock Award), and each such Vested Company Performance Stock Award will be canceled and converted into the right to receive an amount in cash equal to (A) the number of Company Common Shares subject to such Vested Company Performance Stock Award immediately prior to the Effective Time (after taking into account the performance in the manner set forth above) multiplied by (B) the Merger Consideration, and will be paid at or as soon as practicable after the Effective Time, and will be subject to any applicable withholding.

If the Merger is consummated, the Company’s securities will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended, as promptly as practicable after the Effective Time.

The consummation of the Merger (Closing) is subject to certain customary mutual conditions, including (i) the approval of the Company’s stockholders holding a majority of the voting power of the outstanding Company Common Shares entitled to vote on the adoption of the Merger Agreement, voting together as a single class (Company Stockholder Approval), (ii) the absence of any order or law issued by any governmental authority prohibiting, rendering illegal or permanently enjoining the consummation of the Merger (a Legal Restraint), and (iii) the expiration or termination of any waiting period (or extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and any commitment to, or agreement with, any governmental authority to delay or not consummate the Merger or any of the transactions contemplated by the Merger Agreement. The Merger is not subject to a financing condition.

The Company and Parent have each made customary representations, warranties, and covenants in the Merger Agreement. Subject to certain exceptions, the Company has agreed, among other things, to covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and Closing.

The Merger Agreement contains certain customary termination rights for the Company and Parent. Parent and the Company may agree to terminate the Merger Agreement by mutual written consent. Either the Company or Parent may terminate the Merger Agreement if (i) the Merger has not been consummated on or before October 6, 2026 (End Date), with up to two automatic 3-month extensions to January 6, 2027 and April 6, 2027, respectively, if all other conditions to the Merger are satisfied or waived and the applicable waiting period under the HSR Act has not expired or if an order prohibiting the Merger or, solely with respect to the HSR Act or the Clayton Antitrust Act of 1914, the Locums Transaction has taken effect, (ii) any Legal Restraint rendering illegal or permanently enjoining the consummation of the Merger is in place and such order shall have become final and non-appealable, (iii) the Company Stockholder Approval is not obtained at the Company’s stockholders meeting at which a vote on the adoption of the Merger Agreement is held, or (iv) the other party breaches any representation, warranty, or covenant that results in the failure of the related closing condition to be satisfied, subject to a cure period in certain circumstances.

The Company is required to pay to Parent a one-time fee equal to $14,213,075 if the Merger Agreement is terminated (i) by the Company in order for the Company to enter into a definitive written agreement with respect to an unsolicited superior acquisition proposal, (ii) by Parent because the Board changes or adversely modifies its recommendation that the Company’s stockholders vote in favor of adopting the Merger Agreement, or (iii) (a) prior to the receipt of the Company Stockholder Approval, by either party due to failure to close by the End Date, (b) by either party due to failure to obtain the Company Stockholder Approval or (c) by Parent in connection with the Company (1) breaching its obligations under the “no-shop” provisions or related to the Company’s stockholders meeting prior to the receipt of the Company Stockholder Approval, or (2) breaching its representations, warranties, or covenants in a manner that would cause the related closing conditions to not be satisfied (subject to a cure period in certain circumstances).

Parent is required to pay to the Company a one-time fee equal to $14,213,075 if the Merger Agreement is terminated by the Company or Parent due to (i) failure to close by the End Date if, at the time of such termination, any Legal Restraint related to antitrust laws is in place or the required antitrust approvals have not been received, (ii) failure to close due to a Legal Restraint related to antitrust laws being in place if, at the time of such termination, all other closing conditions of Parent are satisfied, or (iii) a material breach by Parent of its obligations to obtain antitrust approval.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following Management’s Discussion and Analysis (MD&A) is to help facilitate the understanding of significant factors influencing the quarterly operating results, financial condition, and cash flows of the Company. Additionally, MD&A also conveys our current expectations of the potential impact of known trends, events, or uncertainties that may impact future results. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K) (including Part I, Item 1A. “Risk Factors”), our financial statements and the accompanying notes to our financial statements.

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
Our workforce solutions include managed service programs (MSPs), vendor management systems (VMS), caregiver services to PACE programs (home based PACE services), education health services, recruitment process outsourcing (RPO), project management, and other outsourcing and consultative services as described in Item 1. “Business” in our 2025 Form 10-K. By utilizing the solutions that we offer, customers are able to better plan their personnel needs, optimize their talent acquisition and management processes, strategically flex and balance their workforce, have access to quality healthcare personnel, and provide continuity of care for improved patient outcomes.
The Company’s two reportable segments offer services to its customers as described below:
●    Nurse and Allied Staffing – Nurse and Allied Staffing represented approximately 84% of total revenue in the first quarter of 2026. The Nurse and Allied Staffing segment provides workforce solutions and traditional staffing, including temporary and permanent placement of travel nurses and allied professionals, as well as per diem and contract nurses and allied personnel. We also provide clinical and non-clinical professionals on short-term and long-term assignments to customers such as local and national healthcare plans, managed care providers, public and charter schools, correctional facilities, skilled nursing facilities, and other non-acute settings. In addition, Nurse and Allied Staffing provides executive search services for healthcare professionals, as well as contingent search. We provide flexible workforce solutions to our healthcare customers through diversified offerings designed to meet their unique needs, including MSP, RPO, and consulting services. We also offer our Software as a Service (SaaS)-based, proprietary, vendor management technology, Intellify® to facilities to manage all or a portion of their agency services.
●    Physician Staffing – Physician Staffing represented approximately 16% of total revenue in the first quarter of 2026. Physician Staffing provides physicians in many specialties, as well as certified registered nurse anesthetists, nurse practitioners, and physician assistants as independent contractors on temporary assignments throughout the United States (U.S.).

Recent Events

On May 6, 2026, the Company entered into an Agreement and Plan of Merger with KL Criss Cross Intermediate, LLC, a Delaware corporation (Parent), and KL Criss Cross Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Parent (Merger Sub), pursuant to which Merger Sub will merge with and into the Company (Merger), with the Company surviving as a wholly owned subsidiary of Parent. If the Merger is consummated, the Company’s securities will be delisted from the Nasdaq Global Select Market and deregistered under the Securities Exchange Act of 1934, as amended, as promptly as practicable after the effective time of the Merger. For additional information regarding the proposed Merger, see Note 16 – Subsequent Event.

Summary of Operations

For the quarter ended March 31, 2026, consolidated revenue decreased 17.8% year-over-year to $241.1 million, primarily due to volume declines in the Nurse and Allied Staffing and Physician Staffing segments. These declines were partly offset by continued growth in Cross Country Community Care, which was up 15.8% over the prior-year period. Net loss attributable to common stockholders in the first quarter of 2026 was $4.3 million, as compared to net loss of $0.5 million for the same period in the prior year.
For the three months ended March 31, 2026, cash and cash equivalents totaled $105.6 million. During the first quarter, the Company repurchased 657,653 shares under the Repurchase Program (as defined below). Cash flow provided by operating activities for the three months ended March 31, 2026 was $4.8 million. As of March 31, 2026, there were no borrowings drawn under the revolving senior-secured asset-based credit facility (ABL), and borrowing base availability under the ABL was $109.3 million, with $91.0 million of availability net of $18.3 million of letters of credit. See Note 8 - Debt to our condensed consolidated financial statements.
See Results of Operations, Segment Results, and Liquidity and Capital Resources sections that follow for further information.

Operating Metrics

We evaluate our financial condition by tracking operating metrics and financial results specific to each of our segments. Key operating metrics include hours worked, days filled, number of contract personnel on a full-time equivalent (FTE) basis, revenue per FTE, and revenue per day filled. Other operating metrics include number of open orders, candidate applications, contract bookings, length of assignment, bill and pay rates, renewal and fill rates, number of active searches, and number of placements. These operating metrics are representative of trends that assist management in evaluating business performance. Due to the timing of our business process and other factors, certain of these operating metrics may not necessarily correlate to the reported U.S. generally accepted accounting principles (U.S. GAAP) results for the periods presented. Some of the segment financial results analyzed include revenue, operating expenses, and contribution income. In addition, we monitor cash flow, as well as operating and leverage ratios, to help us assess our liquidity needs.

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

	Three Months Ended
	March 31,
	2026	2025
Revenue from services	100.0%	100.0%
Direct operating expenses	80.3	80.0
Selling, general and administrative expenses	19.0	17.9
Depreciation and amortization	1.5	1.6
Acquisition and integration-related (income) costs	—	0.7
Restructuring costs	0.3	0.1
Legal and other losses	0.5	—
Impairment charges	0.1	—
Loss from operations	(1.7)	(0.3)
Interest expense	0.2	0.2
Interest income	(0.4)	(0.2)
Loss before income tax	(1.5)	(0.3)
Income tax expense (benefit)	0.3	(0.1)
Net loss attributable to common stockholders	(1.8)%	(0.2)%

Comparison of Results for the Three Months Ended March 31, 2026 and the Three Months Ended March 31, 2025

	Three Months Ended March 31,
			Increase (Decrease)	Increase (Decrease)
	2026	2025	$	%
	(Amounts in thousands)
Revenue from services	$241,057	$293,408	$(52,351)	(17.8)%
Direct operating expenses	193,466	234,750	(41,284)	(17.6)%
Selling, general and administrative expenses	45,812	52,486	(6,674)	(12.7)%
Credit loss expense	61	35	26	74.3%
Depreciation and amortization	3,669	4,772	(1,103)	(23.1)%
Acquisition and integration-related (income) costs	(7)	2,041	(2,048)	(100.3)%
Restructuring costs	765	301	464	154.2%
Legal and other losses	1,213	—	1,213	100.0%
Impairment charges	233	—	233	100.0%
Loss from operations	(4,155)	(977)	(3,178)	(325.3)%
Interest expense	567	543	24	4.4%
Interest income	(974)	(681)	(293)	(43.0)%
Other (income) expense, net	(14)	60	(74)	(123.3)%
Loss before income tax	(3,734)	(899)	(2,835)	(315.4)%
Income tax expense (benefit)	532	(409)	941	230.1%
Net loss attributable to common stockholders	$(4,266)	$(490)	$(3,776)	(770.6)%

Revenue from services

Revenue from services decreased 17.8% to $241.1 million for the three months ended March 31, 2026, as compared to $293.4 million for the three months ended March 31, 2025, primarily due to volume declines in the Nurse and Allied Staffing and Physician Staffing segments. See further discussion in Segment Results.

Direct operating expenses

Direct operating expenses consist primarily of field employee compensation and independent contractor expenses, housing expenses, travel expenses, and related insurance expenses. Direct operating expenses decreased $41.3 million, or 17.6%, to $193.5 million for the three months ended March 31, 2026, as compared to $234.8 million for the three months ended March 31, 2025, as a result of revenue decreases. As a percentage of total revenue, direct operating expenses increased to 80.3%, as compared to 80.0% in the prior-year period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased 12.7% to $45.8 million for the three months ended March 31, 2026, as compared to $52.5 million for the three months ended March 31, 2025, primarily due to decreases in compensation and benefit expenses as a result of lower headcount, as well as reductions in variable compensation, professional fees, and marketing expense, partially offset by severance payments and related fees associated with the separation of two officers during the period, and higher software and hardware costs . As a percentage of total revenue, selling, general and administrative expenses increased to 19.0% for the three months ended March 31, 2026, as compared to 17.9% for the three months ended March 31, 2025.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2026 was $3.7 million, as compared to $4.8 million for the three months ended March 31, 2025. As a percentage of revenue, depreciation and amortization expense was 1.5% for the three months ended March 31, 2026 and 1.6% for the three months ended March 31, 2025.

Acquisition and integration-related (income) costs

Acquisition and integration-related costs of $2.0 million for the three months ended March 31, 2025 related primarily to fees associated with the then-pending merger with Aya Healthcare, Inc. (Aya Merger). For the three months ended March 31, 2026, we recorded a subsequent immaterial credit associated with the termination of the agreement and plan of merger that provided for the Aya Merger.

Restructuring costs

Restructuring costs of $0.8 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, were primarily comprised of employee termination costs. See Note 2 - Summary of Significant Accounting Policies to our condensed consolidated financial statements.

Legal and other losses

During the first quarter of 2026, the Company recorded $1.2 million in legal fees and settlement charges related to various cases and claims. There were no such charges during the first quarter of 2025.

Impairment charges

Non-cash impairment charges for the three months ended March 31, 2026 related to right-of-use assets and related property and equipment in connection with those assets. There were no such charges during the first quarter of 2025.

Interest income

Interest income was $1.0 million for the three months ended March 31, 2026, as compared to $0.7 million for the three months ended March 31, 2025, due to higher average cash on hand deposited in interest bearing accounts, partially offset by lower available interest rates during the quarter.

Income tax expense (benefit)

Income tax expense totaled $0.5 million for the three months ended March 31, 2026, compared to income tax benefit of $0.4 million for the three months ended March 31, 2025. As a result of the increase in the valuation allowance, income tax expense for the first quarter of 2026 was impacted by international and state taxes. Income tax benefit for the first quarter of 2025 was primarily impacted by the non-deductibility of certain per diem expenses, the officers’ compensation limitation, and international and state taxes. See Note 14 - Income Taxes to our condensed consolidated financial statements.

Segment Results

Information on operating segments and a reconciliation to loss from operations for the periods indicated are as follows:

	Three Months Ended
	March 31,
	2026	2025
	(amounts in thousands)
Revenue from services:
Nurse and Allied Staffing	$201,444	$242,291
Physician Staffing	39,613	51,117
	$241,057	$293,408

Contribution income:
Nurse and Allied Staffing	$12,728	$17,244
Physician Staffing	2,787	4,029
	15,515	21,273

Corporate overhead	13,797	15,136
Depreciation and amortization	3,669	4,772
Restructuring costs	765	301
Legal and other losses	1,213	—
Impairment charges	233	—
Acquisition and integration-related (income) costs	(7)	2,041
Loss from operations	$(4,155)	$(977)

See Note 12 - Segment Data to our condensed consolidated financial statements.

Certain statistical data for our business segments for the periods indicated are as follows:

	Three Months Ended
	March 31,	March 31,		Percent
	2026	2025	Change	Change

Nurse and Allied Staffing statistical data:
FTEs	6,363	7,411	(1,048)	(14.1)%
Average Nurse and Allied Staffing revenue per FTE per day	$351	$360	$(9)	(2.5)%

Physician Staffing statistical data:
Days filled	17,688	22,692	(5,004)	(22.1)%
Revenue per day filled	$2,240	$2,253	$(13)	(0.6)%

See definition of Business Measurements under the Operating Metrics section of the MD&A.

Segment Comparison - Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025

Nurse and Allied Staffing

Revenue decreased $40.9 million, or 16.9%, to $201.4 million for the three months ended March 31, 2026, as compared to $242.3 million for the three months ended March 31, 2025, driven primarily by a 14.1% decline in professionals on assignment. However, within the segment, Cross Country Community Care experienced year-over-year revenue growth of 15.8%.

Contribution income decreased $4.5 million, or 26.2%, to $12.7 million for the three months ended March 31, 2026, as compared to $17.2 million for the three months ended March 31, 2025. As a percentage of segment revenue, contribution income margin decreased to 6.3% for the three months ended March 31, 2026, as compared to 7.1% for the three months ended March 31, 2025.

The average number of FTEs on contract during the three months ended March 31, 2026 decreased 14.1% from the three months ended March 31, 2025, primarily due to declines in headcount. The average revenue per FTE per day decreased 2.5%.

Physician Staffing

Revenue decreased $11.5 million, or 22.5%, to $39.6 million for the three months ended March 31, 2026, as compared to $51.1 million for the three months ended March 31, 2025, primarily due to a decrease in billable days.

Contribution income decreased $1.2 million, or 30.8%, to $2.8 million for the three months ended March 31, 2026, as compared to $4.0 million for the three months ended March 31, 2025. As a percentage of segment revenue, contribution income was 7.0% for the three months ended March 31, 2026, as compared to 7.9% for the three months ended March 31, 2025.

Total days filled for the three months ended March 31, 2026 decreased 22.1% to 17,688, as compared to 22,692 in the prior-year period. Revenue per day filled was $2,240, as compared with $2,253 in the prior-year period.

Corporate Overhead

Corporate overhead includes unallocated executive leadership and other centralized corporate functional support costs, such as finance, IT, legal, and human resources, as well as public company expenses and corporate-wide projects. Corporate overhead decreased to $13.8 million for the three months ended March 31, 2026, from $15.1 million for the three months ended March 31, 2025, primarily due to lower compensation and benefits expense and reduced professional fees, partially offset by severance payments and related fees associated with the separation of two officers during the period. As a percentage of consolidated revenue, corporate overhead was 5.7% and 5.2% for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

As of March 31, 2026, we reported $105.6 million in cash and cash equivalents, which is adequate to meet our short-term and long-term operations, with no borrowings drawn under the ABL. Working capital decreased by $8.1 million to $207.7 million as of March 31, 2026, as compared to $215.8 million as of December 31, 2025, primarily due to the timing of disbursements, partially offset by an increase in net receivables. As of March 31, 2026, days’ sales outstanding, net of amounts owed to subcontractors, was 56 days, down one day year-over-year and two days sequentially. As of March 31, 2026, we did not have any off-balance sheet arrangements.

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

On May 1, 2023, the Company’s Board of Directors authorized approximately $59.0 million in additional share repurchases, such that, effective for trades made after May 3, 2023, the aggregate amount available for stock repurchases was set at $100.0 million (the Repurchase Program). In the fourth quarter of 2025, we entered into a Rule 10b5-1 Repurchase Plan to allow for share repurchases during the Company’s blackout periods, beginning on December 16, 2025 and effective through November 4, 2026. During the three months ended March 31, 2026, we repurchased and retired a total of 657,653 shares of common stock for $5.8 million, at an average price of $8.86 per share. During the three months ended March 31, 2025, we did not repurchase any shares of our common stock, but did pay $0.3 million in excise tax related to previous share repurchases.

As of March 31, 2026, we had $28.1 million remaining for share repurchase under the Repurchase Program, subject to certain conditions in the Loan Agreement (as defined below).

Net cash provided by operating activities decreased $0.9 million to $4.8 million for the three months ended March 31, 2026, as compared to $5.7 million for the three months ended March 31, 2025.

Net cash used in investing activities was $1.5 million for the three months ended March 31, 2026, as compared to $1.9 million for the three months ended March 31, 2025, for capital expenditures in both years.
Net cash used in financing activities during the three months ended March 31, 2026 was $6.5 million, as compared to $4.7 million during the three months ended March 31, 2025. During the three months ended March 31, 2026, we used cash to pay $0.6 million for income taxes on share-based compensation and $5.9 million for share repurchases. During the three months ended March 31, 2025, we used cash to pay $0.3 million for excise tax related to previous share repurchases and $4.4 million for contingent consideration.

Debt

2019 Asset-Based Loan Agreement

Effective October 25, 2019, the prior senior credit facility entered into in August 2017 was replaced by a $120.0 million asset-based loan agreement (Loan Agreement), which provided for a five-year senior secured revolving credit facility. On June 30, 2020, we amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $120.0 million to $130.0 million. All other terms, conditions, covenants, and pricing of the Loan Agreement remained the same. On March 8, 2021, we amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $130.0 million to $150.0 million, increased certain borrowing base sub-limits, and decreased both the cash dominion event and financial reporting triggers. On June 8, 2021, we amended the Loan Agreement, which permitted the incurrence of indebtedness and grant of security as set forth in the Loan Agreement and in accordance with the Intercreditor Agreement, and provides mechanics relating to a transition away from London Interbank Offered Rate as a benchmark interest rate to a replacement alternative benchmark rate or mechanism for loans made in U.S. dollars. On November 18, 2021, we amended the Loan Agreement, whereby the Permitted Indebtedness (as defined in the Loan Agreement) was increased to $175.0 million. On March 21, 2022, we amended the Loan Agreement, which increased the current aggregate committed size of the ABL from $150.0 million to $300.0 million, extended the credit facility for an additional five years, increased certain borrowing base sub-limits, and provided the option for all or a portion of the borrowings to bear interest at a rate based on the Secured Overnight Financing Rate (SOFR) or Base Rate (as defined in the Loan Agreement), at the election of the borrowers, plus an applicable margin. On September 29, 2023, we amended the Loan Agreement, which changed the minimum fixed charge coverage ratio from a maintenance covenant to a springing covenant based on excess availability. On July 29, 2024, we amended the Loan Agreement, which allows for all share repurchases paid in cash prior to June 30, 2024 and thereafter to be excluded as restricted payments in the fixed charge coverage ratio calculation if there is no revolving ABL balance.
As of March 31, 2026, the interest rate spreads and fees under the ABL were based on SOFR plus 2.10% for the revolving portion of the borrowing base. The Base Rate margin would have been 1.00% for the revolving portion. The SOFR and Base Rate margins are subject to monthly adjustments, pursuant to a pricing matrix based on our excess availability under the revolving credit facility. In addition, the facility is subject to an unused line fee, letter of credit fees, and an administrative fee. Borrowing base availability under the ABL was $109.3 million as of March 31, 2026, with no borrowings drawn and $91.0 million of availability net of $18.3 million of letters of credit outstanding. For the three months ended March 31, 2026, the excess availability did not fall below the stated threshold and, as a result, there was no covenant compliance period.

See Note 8 - Debt to our condensed consolidated financial statements.

Critical Accounting Policies and Estimates

Our critical accounting policies and estimates remain consistent with those reported in our 2025 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to variable interest rate risk associated with our Loan Agreement entered into on October 25, 2019. This agreement charges interest at a rate based on either SOFR or Base Rate (as defined in the Loan Agreement) plus an applicable margin.

A 1.0% change in interest rates would have resulted in interest expense fluctuating an immaterial amount for the three months ended March 31, 2026 and 2025, respectively. See Note 8 - Debt to our condensed consolidated financial statements.

Other Risks

There have been no material changes to our other exposures as disclosed in our 2025 Form 10-K.

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

ITEM 1A.    RISK FACTORS

Except as set forth above in Information Relating to Forward-Looking Statements, there have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s 2025 Form 10‑K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Issuer Purchases of Equity Securities

The following table sets forth the number of shares purchased, the average price paid per share, the total number of shares purchased as part of publicly announced programs, and the approximate dollar value of shares that may yet be purchased under the programs during each month in the first quarter ended March 31, 2026. See Note 11 - Stockholders’ Equity contained in “Notes to Condensed Consolidated Financial Statements” in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
(dollar value in thousands, except per share data)
January 1 through January 31	260,251	$8.73	260,251	$31,700
February 1 through February 28	225,810	$8.56	225,810	$29,767
March 1 through March 31	171,592	$9.45	171,592	$28,146
Total	657,653	$8.86	657,653	$28,146
________________

(a) Shares were repurchased under the Repurchase Program. The Repurchase Program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly announced programs during the periods shown.
(b) On May 1, 2023, the Board of Directors authorized an aggregate of $100.0 million in share repurchases under the Repurchase Program. Amounts shown in this column reflect amounts remaining under the Repurchase Program referenced in Note 11 - Stockholders’ Equity to our condensed consolidated financial statements.

ITEM 5. OTHER INFORMATION

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 6, 2026, the Board has determined to cancel the Company’s 2026 Annual Meeting of Stockholders (2026 Annual Meeting), which was previously scheduled to be held virtually on May 11, 2026, and to withdraw from consideration by the Company’s stockholders the proposals set forth in the proxy statement for the 2026 Annual Meeting filed with the SEC on March 30, 2026, as revised by Amendment No. 1 thereto filed with the SEC on April 2, 2026.

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

During the three months ended March 31, 2026 neither the Company nor any of its Section 16 officers or directors adopted, modified, or terminated any contract, instruction, or written plan for the purchase or sale of the Company’s securities, under either a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 6.    EXHIBITS

No.	Description

10.1#
Employment Agreement, dated January 2, 2026, by and between Cross Country Healthcare, Inc. and Kevin C. Clark (Previously filed as an exhibit to the Company's Form 8-K dated January 2, 2026 and incorporated by reference herein)

10.2#
Letter Agreement, dated March 10, 2026, by and between Cross Country Healthcare, Inc. and Marvin Veizaga (Previously filed as an exhibit to the Company's Form 8-K dated March 10, 2026 and incorporated by reference herein)

10.3#
Separation Agreement and General Release, dated March 16, 2026, by and between Cross Country Healthcare, Inc. and Phil Noe. (Previously filed as an exhibit to the Company's Form 8-K dated March 17, 2026 and incorporated by reference herein)

10.4#
Independent Contractor Agreement, dated March 16, 2026, by and between Cross Country Healthcare, Inc. and Phil Noe. (Previously filed as an exhibit to the Company's Form 8-K dated March 17, 2026 and incorporated by reference herein)

*31.1
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

CROSS COUNTRY HEALTHCARE, INC.

Date: May 8, 2026	By:	/s/ William J. Burns
William J. Burns Executive Vice President & Chief Financial Officer (Principal Financial Officer)